Form 10-Q
period 2018-09-30
OMNICOMM SYSTEMS INC
filed 2018-11-13
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2018

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from  _______ to _______

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 12, 2018: 152,343,647 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the nine month period ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,371,962	$1,176,551
Accounts receivable, net of allowance for doubtful accounts of $197,911 and $149,980, respectively	5,124,404	7,492,597
Prepaid expenses	390,565	297,131
Other current assets	11,917	11,463
Total current assets	6,898,848	8,977,742
Property and equipment, net	1,330,744	552,538
Other assets
Intangible assets, net	819,750	97,925
Other assets	129,018	46,714

TOTAL ASSETS	$9,178,360	$9,674,919

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,686,536	$2,586,045
Notes payable, related parties, current portion, net of discount of $46,946 and $-0-, respectively	353,054	-0-
Convertible notes payable, current portion	-0-	50,000
Deferred revenue, current portion	6,209,198	7,564,587
Capital lease liability, current portion	114,594	-0-
Patent settlement liability, current portion	-0-	112,500
Conversion feature liability, related parties	1,744,002	1,604,723
Conversion feature liability	96,510	81,224
Warrant liability, related parties	2,754,207	2,196,570
Warrant liability	1,682,000	1,244,229
Total current liabilities	14,640,101	15,439,878

LONG TERM LIABILITIES
Line of credit, long term	3,200,000	2,650,000
Notes payable, related parties, long term, net of current portion, net of discount of $-0- and $117,365, respectively	-0-	282,635
Notes payable, long term, net of current portion, net of discount of $186,268 and $279,402, respectively	516,232	423,098
Convertible notes payable, related parties, long term, net of current portion	5,770,000	5,770,000
Convertible notes payable, long term, net of current portion	200,000	350,000
Deferred revenue, long term, net of current portion	1,658,064	1,952,366
Capital lease liability, long term, net of current portion	206,010	-0-

TOTAL LIABILITIES	26,190,407	26,867,977

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively, at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 152,309,472 and 148,542,805 issued and outstanding, respectively, at $0.001 par value	152,311	148,544
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	55,130,550	54,379,454
Accumulated other comprehensive (loss)	(431,661)	(397,237)
Accumulated (deficit)	(72,863,247)	(72,323,819)

TOTAL SHAREHOLDERS' (DEFICIT)	(17,012,047)	(17,193,058)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$9,178,360	$9,674,919

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$19,557,161	$19,420,456	$6,379,641	$6,490,147
Reimbursable revenues	775,788	755,344	463,183	225,766
Total revenues	20,332,949	20,175,800	6,842,824	6,715,913

Cost of goods sold	3,240,449	3,320,190	1,044,020	1,133,480
Reimbursable expenses-cost of goods sold	368,542	802,975	253,793	181,965
Total cost of goods sold	3,608,991	4,123,165	1,297,813	1,315,445

Gross margin	16,723,958	16,052,635	5,545,011	5,400,468

Operating expenses
Salaries, benefits and related taxes	10,695,132	9,906,293	3,483,627	3,393,915
Rent and occupancy expenses	930,972	841,718	337,824	292,669
Consulting services	219,856	185,222	55,736	64,488
Legal and professional fees	381,648	367,403	72,776	126,959
Travel	588,247	679,766	190,785	188,406
Telephone and internet	114,696	115,660	43,682	39,786
Selling, general and administrative	1,297,008	937,313	383,958	277,047
Bad debt expense	47,931	40,369	21,679	87,366
Intangible asset impairment	79,634	-0-	-0-	-0-
Depreciation expense	279,532	249,801	115,687	87,382
Amortization expense	248,790	16,455	91,343	5,580
Total operating expenses	14,883,446	13,340,000	4,797,097	4,563,598

Operating income/(loss)	1,840,512	2,712,635	747,914	836,870

Other income/(expense)
Interest expense, related parties	(682,986)	(717,782)	(229,906)	(252,585)
Interest expense	(283,407)	(342,240)	(95,622)	(127,488)
Interest income	16	589	7	3
Change in derivative liabilities	(1,160,473)	723,532	(2,918,886)	(812,535)
Transaction gain/(loss)	(97,984)	19,006	(12,128)	(3,104)
Income/(loss) before income taxes	(384,322)	2,395,740	(2,508,621)	(358,839)
Income tax (expense)	(155,106)	(1,194)	(154,071)	-0-
Net income/(loss) attributable to common stockholders	$(539,428)	$2,394,546	$(2,662,692)	$(358,839)

Net income/(loss) per share
Basic	$(0.00)	$0.02	$(0.02)	$(0.00)
Diluted	$(0.00)	$0.02	$(0.02)	$(0.00)
Weighted average number of shares outstanding
Basic	150,282,732	147,805,410	150,905,124	147,858,566
Diluted	150,282,732	147,850,886	150,905,124	147,858,566

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income/(loss) attributable to common stockholders	$(539,428)	$2,394,546	$(2,662,692)	$(358,839)
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(34,424)	13,386	(13,256)	1,310

Other comprehensive income/(loss)	(34,424)	13,386	(13,256)	1,310

Comprehensive income/(loss)	$(573,852)	$2,407,932	$(2,675,948)	$(357,529)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2017 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(unaudited)

	Preferred Stock			Common Stock
	Series D Preferred		Additional			Additional		Accumulated other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)
Balances at December 31, 2016	250,000	$250	$999,750	147,786,917	$147,788	$53,425,956	$(75,291,037)	$(410,505)	$(21,127,798)

Employee stock option expense						364,271			364,271

Foreign currency translation adjustment								13,268	13,268

Restricted stock issuance/(forfeiture)				(16,668)	(17)	(2,817)			(2,834)

Cashless issuance of common stock, stock option exercise				22,556	23	(23)			-0-

Issuance of common stock, stock option exercise				250,000	250	35,000			35,250

Issuance of common stock, warrant exercise				500,000	500	154,500			155,000

Reclassification of conversion feature liability associated with convertible debt						402,567			402,567

Net income/(loss) for the year ended December 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	2,967,218	-0-	2,967,218

Balances at December 31, 2017	250,000	250	999,750	148,542,805	148,544	54,379,454	(72,323,819)	(397,237)	(17,193,058)

Employee stock option expense						157,628			157,628

Foreign currency translation adjustment								(34,424)	(34,424)

Restricted Stock Issuance/Forfeiture				1,900,000	1,900	39,835			41,735

Issuance of common stock, purchase of Acuity software				1,666,667	1,667	498,333			500,000

Issuance of common stock, stock option exercise				200,000	200	44,800			45,000

Reclassification of conversion feature liability associated with convertible debt						10,500			10,500

Net income/(loss) for the period ended September 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	(539,428)	-0-	(539,428)

Balances at September 30, 2018 (unaudited)	250,000	$250	$999,750	152,309,472	$152,311	$55,130,550	$(72,863,247)	$(431,661)	$(17,012,047)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(539,428)	$2,394,546
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	1,160,473	(723,532)
Intangible asset impairment	79,634	-0-
Interest expense from derivative instruments	163,553	241,664
Employee stock compensation	199,363	467,930
Provision for doubtful accounts	47,931	40,369
Depreciation and amortization	528,322	266,256
Changes in operating assets and liabilities
Accounts receivable	2,320,262	(889)
Prepaid expenses	(93,434)	(47,519)
Other current assets	(454)	2,915
Other assets	(82,304)	4,843
Accounts payable and accrued expenses	(899,509)	(510,316)
Patent settlement liability	(112,500)	(449,479)
Deferred revenue	(1,649,691)	(406,867)
Net cash provided by/(used in) operating activities	1,122,218	1,279,921

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(700,028)	(212,173)
Purchase of Acuity software	(552,403)	-0-
Net cash provided by/(used in) investing activities	(1,252,431)	(212,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(200,000)	(1,020,000)
Proceeds/(repayments) from revolving line of credit	550,000	(200,000)
Proceeds from exercise of stock options	45,000	35,250
Principal repayment of capital lease obligation	(38,064)	-0-
Net cash provided by/(used in) financing activities	356,936	(1,184,750)

Effect of exchange rate changes on fixed and intangible assets	3,112	(18,125)
Effect of exchange rate changes on cash and cash equivalents	(34,424)	13,386
Net increase/(decrease) in cash and cash equivalents	195,411	(121,741)
Cash and cash equivalents at beginning of period	1,176,551	1,439,332

Cash and cash equivalents at end of period	$1,371,962	$1,317,591

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,035	$1,194
Interest	$889,984	$802,327

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$-0-	$350,000
Restricted stock issuance/(forfeiture)	$41,735	$(2,834)
Common stock issued for the purchase of Acuity software	$500,000	$-0-
Capital expenditures funded by capital lease borrowing	$359,603	$-0-
Reclassification of conversion feature liability associated with convertible debt	$10,500	$402,567

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, contract research organizations (“CROs”) and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary software applications: TrialMaster®, TrialOne®, eClinical Suite, Promasys®, IRTMaster, AutoEncoder and Acuity Analytics (the “EDC Software”) allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the nine month periods ended September 30, 2018 and September 30, 2017 we spent $2,469,280 and $2,230,565, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the nine month periods ended September 30, 2018 and September 30, 2017 are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2017.

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

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2017 financial statements to conform to the 2018 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements ("ASC 830-30"). The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. The functional currency of the Company’s subsidiary, OmniComm eClinical Solutions Pvt. Ltd. in India, is the Indian Rupee. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $34,424 and a translation gain of $13,386 for the nine month periods ended September 30, 2018 and September 30, 2017, respectively.

REVENUE RECOGNITION POLICY

The Company derives revenues from software licenses and services of its EDC products and services which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: TrialMaster, TrialOne, eClinical Suite and Promasys. Service revenues are derived principally from the Company's delivery of the hosted solutions of its TrialMaster software product, and consulting services and customer support, including training, for all of the Company's products.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606 (“ASC 606"). A five-step analysis must be met as outlined in ASC 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company operates in one reportable segment which is the delivery of EDC Software and services to clinical trial sponsors. The Company segregates its revenues based on the activity cycle used to generate its revenues. Accordingly, revenues are currently generated through four main activities, including hosted applications, licensing, professional services and maintenance-related services.

Hosted Application Revenues

The Company offers its TrialMaster and TrialOne software products as hosted application solutions delivered through a standard web browser, with customer support and training services. The Company's TrialOne and Promasys solutions are primarily deployed on a technology transfer or off-the-shelf basis. To date, hosted applications revenues have been primarily related to TrialMaster. On April 30, 2019, OmniComm will decommission its eClinical Suite hosting platform as the eClinical Suite clients utilizing these hosting services have transitioned to TrialMaster, the eClinical Suite studies have been completed or the studies have transitioned to another hosting platform.

Revenues resulting from TrialMaster application hosting services consist of three components of services for each clinical trial. The first component is comprised of application set-up, including design of electronic case report forms and edit checks, installation and server configuration of the system. The second component involves application hosting and related support services as well as billable change orders which consist of amounts billed to customers for functionality changes made. The third component involves services required to close out, or lock, the database for the clinical trial.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

Licensing Revenues

The Company's software license revenues are earned from the sale of off-the-shelf software. From time to time a client might require significant modification or customization subsequent to delivery to the customer. The Company generally enters into software term licenses for its EDC Software products with its customers for three to five year periods, although customers have entered into both longer and shorter term license agreements. These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees in advance for each billing cycle of the license term, which typically is either on a quarterly or annual basis. Payment terms are generally net 30 to net 45 days.

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

Pass-through Revenue and Expense

The Company accounts for pass-through revenue and expense (reimbursable revenue and reimbursable expense) in accordance with Accounting Standards Update 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), (“ASU 2016-08”). In accordance with ASU 2016-08 these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold. Pass-through revenues and expenses include amounts associated with third-party services provided to our customers by our service and product partners. These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

The fees associated with each business activity for the nine month periods ended September 30, 2018 and September 30, 2017, respectively, are:

	For the nine months ended
Revenue activity	September 30, 2018	September 30, 2017
Set-up fees	$2,683,182	$3,948,687
Change orders	1,090,333	1,054,288
Maintenance	4,163,138	3,749,897
Software licenses	8,423,355	7,951,228
Professional services	2,617,149	2,526,379
Hosting	1,355,792	945,321
Total	$20,332,949	$20,175,800

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $197,911 as of September 30, 2018 and $149,980 as of December 31, 2017.

The following table summarizes activity in the Company's allowance for doubtful accounts for the nine month period ended September 30, 2018 and the year ended December 31, 2017.

	September 30, 2018	December 31, 2017
Beginning of period	$149,980	$179,813
Bad debt expense	47,931	130,346
Write-offs	-0-	(160,179)
End of period	$197,911	$149,980

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2018, $1,404,402 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of September 30, 2018. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of September 30, 2018, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 12% of our revenues during the nine month period ended September 30, 2018 or approximately $2,339,000. One customer accounted for 10% of our revenues during the nine month period ended September 30, 2017 or approximately $2,021,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the nine month periods ended September 30, 2018 and September 30, 2017 and the year ended December 31, 2017.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
September 30, 2018	1	12%	1	13%
December 31, 2017	1	10%	1	24%
September 30, 2017	1	10%	2	38%

The table below provides revenues from European customers for the nine month periods ended September 30, 2018 and September 30, 2017.

European revenues
For the nine months ended
September 30, 2018		September 30, 2017
European revenues	% of Total revenues	European revenues	% of Total revenues
$3,513,571	17%	$2,514,601	12%

The Company serves its hosting customers from third-party web hosting facilities located in the United States and Germany. The Company does not control the operation of these facilities and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event the third-party web hosting facilities become unavailable, although in such circumstances, the Company's service may be interrupted during the transition.

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

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of September 30, 2018, the Company had $7,867,262 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 7 years. The Company had $6,209,198 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $671,030 and $528,777 for the nine month periods ended September 30, 2018 and September 30, 2017, respectively, and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the nine month periods ended September 30, 2018 and September 30, 2017 we spent $2,469,280 and $2,230,565, respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Stockholders on June 16, 2016. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of September 30, 2018 11,025,000 shares of our common stock were authorized for issuance under the 2016 Plan.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first nine months of 2018, we adopted the following new accounting pronouncements:

In February 2016, the FASB issued Accounting Standard Update No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). ASU 2016-02 requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2018. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update 2016–10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 150,282,732 and 147,805,410 for the nine month periods ended September 30, 2018 and September 30, 2017, respectively.

The outstanding share balance as of September 30, 2018 and September 30, 2017, respectively, includes 1,900,000 and -0- restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 40,741,945 have been omitted from the calculation of dilutive earnings/(loss) per share for the nine month period ended September 30, 2018 and 31,924,411 for the nine month period ended September 30, 2017, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per share. The table below provides a reconciliation of anti-dilutive securities outstanding as of September 30, 2018 and September 30, 2017, respectively.

Anti-dilutive security	September 30, 2018	September 30, 2017
Employee stock options	2,670,000	4,050,000
Warrants	26,020,000	27,020,000
Convertible notes	11,940,000	740,000
Shares issuable for accrued interest	111,945	114,411
Total	40,741,945	31,924,411

The employee stock options are exercisable at prices ranging from $0.17 to $0.34 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of convertible debentures or accrued interest have a conversion price of $0.50 per share.

Some of the Company’s convertible debt has an anti-dilutive effect on net income/(loss) per share and was not included in the computation of diluted earnings per share.

	For the nine months ended
	September 30, 2018			September 30, 2017
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(539,428)	150,282,732	$(0.00)	$2,394,546	147,805,410	$0.02

Effect of dilutive securities	-0-	-0-	-0-	-0-	45,476	-0-

Diluted EPS	$(539,428)	150,282,732	$(0.00)	$2,394,546	147,850,886	$0.02

	For the three months ended
	September 30, 2018			September 30, 2017
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(2,662,692)	150,905,124	$(0.02)	$(358,839)	147,858,566	$(0.00)

Effect of dilutive securities	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(2,662,692)	150,905,124	$(0.02)	$(358,839)	147,858,566	$(0.00)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2018			December 31, 2017
Description	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$3,046,561	$2,129,785	$916,776	$2,322,833	$1,949,982	$372,851	5
Leasehold improvements	137,054	104,335	32,719	118,380	98,901	19,479	5
Computer software	2,305,155	1,957,405	347,750	2,010,999	1,886,342	124,657	3
Office furniture	169,122	135,623	33,499	162,799	127,248	35,551	5
Total	$5,657,892	$4,327,148	$1,330,744	$4,615,011	$4,062,473	$552,538

Depreciation expense for the nine month period ended September 30, 2018 was $279,532 and $249,801 for the nine month period ended September 30, 2017.

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2018			December 31, 2017
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	114,877	114,877	-0-	118,780	32,994	85,786	15
Promasys B.V. software code	72,837	71,623	1,214	72,837	60,698	12,139	5
Promasys B.V. URLs/website	58,019	58,019	-0-	59,990	59,990	-0-	3
Acuity software code	1,052,403	233,867	818,536	-0-	-0-	-0-	3
Total	$2,690,837	$1,871,087	$819,750	$1,644,308	$1,546,383	$97,925

During the second quarter of 2018 we recognized an impairment loss of $79,634 on the Promasys B.V. customer list after performing a fair value analysis on the asset utilizing a discounted cash flow model. The impairment charge is separately presented on the Statement of Operations.

Amortization expense for the nine month period ended September 30, 2018 was $248,790 and $16,455 for the nine month period ended September 30, 2017.

Remaining amortization expense for the Company’s intangible assets is as follows:

Year	Amortization
2018	$88,914
2019	350,801
2020	350,801
2021	29,234
Total	$819,750

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	September 30, 2018	December 31, 2017
Accounts payable	$760,557	$1,303,073
Accrued payroll and related costs	681,354	925,890
Other accrued expenses	168,675	184,131
Accrued interest	75,950	172,951
Total accounts payable and accrued expenses	$1,686,536	$2,586,045

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”). Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At September 30, 2018, $3,200,000 was outstanding on the Line of Credit at an interest rate of 4.25%.

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

The following table summarizes the notes payable outstanding as of September 30, 2018.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	September 30, 2018	Current	term	Current	term
2/29/2016	4/1/2019	12%	$400,000	$-0-	$-0-	$400,000	$-0-
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	282,500	-0-	282,500	-0-	-0-
Discount on notes payable				-0-	(186,268)	(46,946)	-0-
Total			$1,102,500	$-0-	$516,232	$353,054	$-0-

The following table summarizes the notes payable outstanding as of December 31, 2017.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2017	Current	term	Current	term
2/29/2016	4/1/2019	12%	$400,000	$-0-	$-0-	$-0-	$400,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	282,500	-0-	282,500	-0-	-0-
Discount on notes payable				-0-	(279,402)	-0-	(117,365)
Total			$1,102,500	$-0-	$423,098	$-0-	$282,635

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On December 5, 2016, Mr. Wit sold 1,000,000 of the warrants to an employee of the Company. On August 31, 2017, the Company repaid $50,000 of the outstanding principal to Mr. Wit.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of September 30, 2018.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	September 30, 2018	Related	Non related	Related	Non related
8/29/2008	4/1/2020	10%	$1,770,000	$-0-	$-0-	$1,770,000	$-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$5,970,000	$-0-	$-0-	$5,770,000	$200,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. On September 30, 2018, the final $50,000 note was repaid in full along with the accrued interest of $96,949. As of September 30, 2018, $862,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $-0-.

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

On January 31, 2015, the Company and Mr. Wit extended the maturity date of $1,100,000 of the Debentures to April 1, 2017. The expiration date of the warrants associated with the Debentures was also extended to April 1, 2017. On November 19, 2015, Mr. Wit converted $475,000 of the Debentures into 1,900,000 shares of our common stock. On November 19, 2015, the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 of Debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015, Mr. Wit sold the remaining $625,000 of Debentures and the related warrants to two unrelated non-affiliate stockholders.

On April 1, 2015, the Company and the holder extended the maturity date of $100,000 of Debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On June 30, 2017 the Company repaid the $100,000 of Debentures.

On June 30, 2016, the Company and two holders extended the maturity date of $625,000 of Debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. In August 2017 the Company repaid the $625,000 of Debentures in full.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

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

On February 22, 2013, the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to our former Director, Guus van Kesteren (“Mr. van Kesteren”) to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

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

On January 31, 2015, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On June 30, 2015, the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On June 30, 2016, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016, the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On June 30, 2017, the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures to April 1, 2019. The expiration date of the warrants associated with the debentures was also extended to April 1, 2019. The $150,000 of convertible debentures was repaid in full on June 30, 2018.

December 2008

On December 16, 2008, the Company sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of common stock to eleven accredited investors, including our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), our then Chief Operating Officer and President, Stephen E. Johnson (“Mr. Johnson”), our then Chief Technology Officer, Randall G. Smith (“Mr. Smith”), our then Chief Financial Officer, Ronald T. Linares and four of our then Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On September 30, 2009, the Company and eight Affiliates of the Company extended $4,980,000 of the convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the convertible debentures was also extended to December 16, 2013.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

On February 22, 2013, the Company and the holders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to Mr. Wit, $25,000 due to Mr. Johnson and $5,000 due to Mr. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 27, 2013, the Company and our former director Mr. Veatch extended the maturity date of $15,000 of the convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

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

On April 28, 2014, the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

On January 31, 2015, the Company and Mr. Wit extended the maturity date of $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015, the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock.

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

On May 1, 2015, the Company and Mr. van Kesteren extended the maturity date of $160,000 of the convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On May 1, 2015, the Company repaid $5,000 of the convertible debentures to Mr. Smith.

On May 7, 2015, the Company and Mr. Veatch, extended the maturity date of $15,000 of the convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The $15,000 of convertible debentures were repaid in full on December 14, 2016.

On June 30, 2015, the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

On June 30, 2016, the Company and Mr. Wit extended the maturity date of $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017, the Company repaid $55,000 of the convertible debentures to Mr. Wit.

On June 30, 2016, the Company and Mr. van Kesteren extended the maturity date of $160,000 of the convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The $160,000 of convertible debentures was repaid in full on December 14, 2016.

On June 30, 2016, the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017, the Company repaid $100,000 of convertible debentures to the holder.

On June 30, 2017, the Company and the holder extended the maturity date of $200,000 of the convertible debentures to April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

The principal payments required at maturity under the Company’s outstanding convertible debt at September 30, 2018 are as follows:

Year	Amount
2018	$-0-
2019	-0-
2020	5,770,000
2021	200,000
Total	$5,970,000

NOTE 9:	FAIR VALUE MEASUREMENT

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

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

The Company’s financial assets or liabilities subject to ASC 820 as of September 30, 2018 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011 and 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

A summary, as of September 30, 2018, of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Derivatives: (1) (2)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$1,840,512	$-0-	$-0-	$1,840,512
Warrant liability	4,436,207	-0-	-0-	4,436,207
Total of derivative liabilities	$6,276,719	$-0-	$-0-	$6,276,719

(1)   The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the nine month period ended September 30, 2018.

(2)    The fair value at the measurement date is equal to the carrying value on the balance sheet.

Significant valuation assumptions for derivative instruments at September 30, 2018
Risk free interest rate	2.45%	to	2.45%
Dividend yield		0.00%
Expected volatility	85.7%	to	105.8%
Expected life (range in years)
Conversion feature liability	1.50	to	2.50
Warrant liability	0.25	to	2.50

A summary, as of December 31, 2017, of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Derivatives: (1) (2)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$1,685,947	$-0-	$-0-	$1,685,947
Warrant liability	3,440,799	-0-	-0-	3,440,799
Total of derivative liabilities	$5,126,746	$-0-	$-0-	$5,126,746

(1)   The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2017.

(2)    The fair value at the measurement date is equal to the carrying value on the balance sheet.

Significant valuation assumptions for derivative instruments at December 31, 2017
Risk free interest rate	1.56%	to	1.81%
Dividend yield		0.00%
Expected volatility	87.0%	to	118.4%
Expected life (range in years)
Conversion feature liability	1.25	to	3.25
Warrant liability	0.25	to	3.25

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

A summary, as of September 30, 2018, of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Acquired assets (1)	December 31, 2017	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Promasys B.V. customer list (2) (3)	$85,786	$-0-	$-0-	$-0-	$136,253
Promasys B.V. software code (2)	12,139	1,214	-0-	-0-	72,943
Acuity software code (4)	-0-	818,536	-0-	-0-	1,052,403
Total	$97,925	$819,750	$-0-	$-0-	$1,261,599

(1)  The fair value of the acquired assets was estimated using the Income Approach with a discounted cash flow valuation methodology applied.

(2)  The acquired Promasys B.V. software code and customer list are not measured on a recurring basis since their initial fair value has been deemed to have a finite life and is being amortized periodically. Instead, the Company performs an impairment analysis on a quarterly basis in order to determine whether the carrying value of the assets reflects the fair value of the assets in a market based transaction.

(3)  During the second quarter of 2018 we recognized an impairment loss of $79,634 on the Promasys B.V. Customer List after performing a fair value analysis on the asset utilizing a discounted cash flow model. The impairment charge is separately presented on the Statement of Operations.

(4)  The acquired Acuity software code is not measured on a recurring basis since the initial fair value has been deemed to have a finite life and is being amortized periodically. Instead, the Company performs an impairment analysis on a quarterly basis in order to determine whether the carrying value of the assets reflects the fair value of the assets in a market based transaction.

A summary, as of December 31, 2017, of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Acquired assets (1)	December 30, 2016	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Promasys B.V. customer list (2)	$82,173	$85,786	$-0-	$-0-	$136,253
Promasys B.V. software code (2)	26,707	12,139	-0-	-0-	72,943
Total	$108,880	$97,925	$-0-	$-0-	$209,196

(1)  The fair value of the acquired assets was estimated using the Income Approach with a discounted cash flow valuation methodology applied.

(2)  The acquired Promasys B.V. software code and customer list are not measured on a recurring basis since their initial fair value has been deemed to have a finite life and is being amortized periodically. Instead the Company performs an impairment analysis on a quarterly basis in order to determine whether the carrying value of the assets reflects the fair value of the assets in a market based transaction.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

The table below presents the unrealized gains/(losses) for the nine month periods ended September 30, 2018 and September 30, 2017.

	Other income/(expense)
	For the nine months ended
	September 30, 2018	September 30, 2017
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gains/(losses) from changes in derivative liabilities at the reporting date	$(1,160,473)	$723,532

Total unrealized and realized gains/(losses) included in earnings	$(1,160,473)	$723,532

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the nine month period ended September 30, 2018 and the year ended December 31, 2017. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of September 30, 2018 and December 31, 2017.

The table below presents the Level 3 financial liabilities at fair value for the nine month period ended September 30, 2018.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
	beginning	Net realized	Net unrealized	and	associated with	end
Derivatives:	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of period
Conversion feature liability	$(1,685,947)	$-0-	$(165,065)	$-0-	$10,500	$(1,840,512)
Warrant liability	(3,440,799)	-0-	(995,408)	-0-	-0-	(4,436,207)
Total of derivative liabilities	$(5,126,746)	$-0-	$(1,160,473)	$-0-	$10,500	$(6,276,719)

The table below presents the Level 3 financial liabilities at fair value for the year ended December 31, 2017.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
	beginning	Net realized	Net unrealized	and	associated with	end
Derivatives:	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of year
Conversion feature liability	$(2,325,730)	$48,375	$188,841	$-0-	$402,567	$(1,685,947)
Warrant liability	(3,999,362)	-0-	558,563	-0-	-0-	(3,440,799)
Total of derivative liabilities	$(6,325,092)	$48,375	$747,404	$-0-	$402,567	$(5,126,746)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for most of its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at September 30, 2018 are as follows:

Year	Payments
2018	$226,880
2019	654,275
2020	413,574
2021	337,397
2022	337,480
Thereafter	75,052
Total	$2,044,658

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $930,972 and $841,718 for the nine month periods ended September 30, 2018 and September 30, 2017, respectively.

The Company’s Fort Lauderdale, Florida corporate office lease expires in February 2023. The Company’s lease on its New Jersey field office expires in March 2021. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2020. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2019. The Company currently operates its wholly-owned subsidiary, OmniComm Systems B.V, in the Netherlands under the terms of a lease that expires in October 2018. Our offices in Barcelona, Spain, Tokyo, Japan and Bengaluru, India are administered under service agreements that include the use of office space and other services.

The Company currently leases computer hardware for its operations under leases classified as capital leases. The leased equipment is amortized on a straight line basis over five years. The minimum future lease payments required under the Company’s capital leases at September 30, 2018 are as follows:

Year	Payments
2018	$32,958
2019	131,832
2020	131,832
2021	52,779
Total minimum capital lease payments	349,401
Less: Amount representing interest	(28,797)
Present value of minimum capital lease payments	$320,604

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2018, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

PATENT LITIGATION SETTLEMENT

Effective April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”). DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. Under the terms of the Settlement and License Agreement, as amended, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the termination of the Settlement and License Agreement on December 31, 2017 equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater. In addition to the payment of royalties, the Settlement and Licensing Agreement imposes certain obligations on us including commercialization, certain sublicensing, other payments, insurance and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share. The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant was exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant on December 31, 2017. On December 31, 2017, DataSci exercised 50% of the warrant for 500,000 common shares and requested cash payment on 50% of the warrant. As a result of the exercise, DataSci received 500,000 restricted common shares and a net cash payment of $145,000.

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

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

No further payments are due under the Settlement and Licensing Agreement.

During the nine month period ended September 30, 2017 the Company recorded a charge to earnings of ($111,979), which amount represented (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci Settlement and License Agreement during the nine month period ended September 30, 2017 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

NOTE 11:	RELATED PARTY TRANSACTIONS

As of September 30, 2018, we have an aggregate of $5,770,000 of convertible debentures and $400,000 of promissory notes outstanding to our Executive Chairman and Chairman of the Board, Cornelis F. Wit (“Mr. Wit”) and have issued certain warrants to Mr. Wit, as follows:

●

In June 2008, Mr. Wit invested $510,000 in convertible notes. On August 29, 2008, Mr. Wit converted the $510,000 and invested an additional $1,260,000 in a private placement of convertible debentures and warrants to purchase 3,540,000 shares of our common stock. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $1,770,000 of convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to August 29, 2013.On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2016, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to December 16, 2013. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015, the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock. On June 30, 2016, the Company and Mr. Wit extended the maturity date of the $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017, the Company repaid $55,000 to Mr. Wit.

●

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Mr. Wit in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On Aug 31, 2017, the Company repaid $50,000 to Mr. Wit.

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013, the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015, the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017, the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At September 30, 2018, $3,200,000 was outstanding on the Line of Credit at an interest rate of 4.25%.

For the nine month period ended September 30, 2018 we incurred $682,986 in interest expense payable to related parties and $717,782 for the nine month period ended September 30, 2017.

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

As of September 30, 2018 we had the following outstanding securities:

○	152,309,472 shares of common stock issued and outstanding;
○	26,020,000 warrants issued and outstanding to purchase shares of our common stock;
○	2,670,000 options issued and outstanding to purchase shares of our common stock;
○	250,000 shares of our Series D Preferred Stock issued and outstanding; and
○	$5,970,000 principal amount of Convertible Debentures and $55,973 of accrued interest convertible into 11,940,000 and 111,945 shares of common stock, respectively.

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

Preferred Stock

Our Board of Directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. In addition, the Board of Directors may fix and determine all privileges and rights of the authorized preferred stock series including:

○	dividend and liquidation preferences;
○	voting rights;
○	conversion privileges; and
○	redemption terms.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of September 30, 2018 and September 30, 2017, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	September 30,		September 30,
Series of preferred stock	2018	2017	2018	2017
Series B	$609,887	$609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$2,081,980

Warrants Issued in Capital Transactions

The following tables summarize all outstanding warrants for the nine month period ended September 30, 2018 and the year ended December 31, 2017, and the related changes during these periods.

September 30, 2018						September 30, 2018
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	26,020,000	1.15	$0.42	26,020,000	$0.42

December 31, 2017						December 31, 2017
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	27,020,000	1.84	$0.42	27,020,000	$0.42

Warrants
Balance at December 31, 2016	27,860,000
Issued	-0-
Exercised	-0-
Expired/forfeited	(840,000)
Balance at December 31, 2017	27,020,000
Issued	-0-
Exercised	-0-
Expired/forfeited	(1,000,000)
Balance at September 30, 2018	26,020,000
Warrants exercisable at September 30, 2018	26,020,000

Weighted average fair value of warrants granted during 2018	n/a

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2016	$(410,505)	$(410,505)
2017 Activity	13,268	13,268
Balance at December 31, 2017	(397,237)	(397,237)
2018 Activity	(34,424)	(34,424)
Balance at September 30, 2018	$(431,661)	$(431,661)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

NOTE 13:	EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and stockholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of September 30, 2018 11,025,000 shares of our common stock were authorized for issuance under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

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

On September 6, 2018, the Company entered into restricted stock agreements (“RSAs”) with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer intended to provide incentive to the executives to ensure certain economic performance of the Company. The shares issuable under the RSAs were valued as of the grant date at $0.33 per share. The RSAs provided for the issuance of up to 225,000 performance related shares of the Company's common stock to each of the executives provided certain milestones were met as follows: a) 75,000 performance related shares are subject to individual performance. b) If the Company's 2018 Revenue equals or exceeds $30 million and the Company’s 2018 EBITDA equals or exceeds $6 million, the Company would award 75,000 shares of common stock; c) If the Company's 2018 Revenue equals or exceeds $32 million and the Company’s 2018 EBITDA equals or exceeds $7 million, the Company would award an additional 75,000 shares of common stock. The restrictions on 1/3 of the awarded performance shares will lapse on the first, second and third anniversaries of the 2018 Annual Stockholder Meeting, which was held on June 7, 2018. As of November 12, 2018 the Company had not achieved the milestones.

On September 6, 2018, the Company entered into restricted stock agreements (“RSAs”) with its Board of Directors intended to provide incentive to ensure certain economic performance of the Company. The shares issuable under the RSAs were valued as of the grant date at $0.33 per share. The RSAs provided for the issuance of a total of 200,000 restricted shares with the restrictions lapsing on the day prior to the the 2019 Annual Stockholder Meeting to each director. The RSAs include 75,000 performance related shares of the Company's common stock that are subject to the Company's 2018 Revenue equaling or exceeding $30 million and the Company’s 2018 EBITDA equaling or exceeding $6 million. As of November 12, 2018 the Company had not achieved the milestones.

The total combined restricted stock compensation expense recognized, in the statement of operations, during the quarter ended September 30, 2018 was $41,735.

As of September 30, 2018, there were 2,495,000 options and 1,900,000 restricted stock shares that have been granted under the 2016 Plan. At September 30, 2018, there were 6,630,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

Description of 2009 Equity Incentive Plan

In 2009, the Company’s Board of Directors and stockholders approved the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). On June 16, 2016, the 2009 Plan terminated upon the approval of the 2016 Plan. The 2009 Plan provided for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 2009 Plan, 7,500,000 shares of the Company’s common stock were authorized for issuance.

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

As of September 30, 2018, there were 275,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan. At September 30, 2018, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2016	1,225,000	$0.17	2.62	$83,425
Granted	4,650,000	0.26
Exercised	(300,000)	0.13
Forfeited/cancelled/expired	(300,000)	0.14

Outstanding at December 31, 2017	5,275,000	0.26	4.09	$130,475
Granted	570,000	0.28
Exercised	(200,000)	0.22
Forfeited/cancelled/expired	(2,975,000)	0.25

Outstanding at September 30, 2018	2,670,000	$0.27	3.58	$396,500

Vested and exercisable at September 30, 2018	800,000	$0.22	2.57	$158,425

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018.

The total number of shares vesting and the fair value of shares vesting for the nine month periods ended September 30, 2018 and September 30, 2017, respectively, was:

Fair value of options vesting for the period ended	Number of options vested	Fair value of options vested
September 30, 2018	625,000	$125,190
September 30, 2017	62,500	$12,742

Cash received for stock option exercises for the nine month periods ended September 30, 2018 and September 30, 2017 was $45,000 and $35,250, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the nine month periods ended September 30, 2018 and September 30, 2017.

The following table summarizes information concerning options outstanding at September 30, 2018:

Awards breakdown by price range at September 30, 2018
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	250,000	0.74	$0.17	250,000	0.74	$0.17
0.21	to	0.30	1,695,000	3.79	0.26	550,000	3.40	0.25
0.31	to	0.50	725,000	4.07	0.34	-0-	0.00	0.00
0.00	to	0.50	2,670,000	3.58	$0.27	800,000	2.57	$0.22

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

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

The weighted average fair value (per share) of options granted during the nine month period ended September 30, 2018 was $0.23 and $0.19 during the nine month period ended September 30, 2017. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the nine month period ended September 30, 2018 and the year ended December 31, 2017.

	Stock option assumptions for the period ended
Stock option assumptions	September 30, 2018	December 31, 2017
Risk-free interest rate	2.71%	1.81%
Expected dividend yield	0.0%	0.0%
Expected volatility	110.3%	127.1%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the period ended September 30,
	2018	2017
Stock options granted during the period	$0.23	$0.19

Stock options vested during the period	$0.20	$0.20

Stock options forfeited during the period	$0.19	$0.13

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017

(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of September 30, 2018 and changes during the nine month period ended September 30, 2018 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2018	4,875,000	$0.21

Nonvested shares at September 30, 2018	1,870,000	$0.24

As of September 30, 2018, $309,142 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 14:	SUBSEQUENT EVENTS

Subsequent to September 30, 2018 the Company repaid $900,000 on its revolving Line of Credit.

Subsequent to September 30, 2018, John Fontenault, our Chief Operating Officer, exercised options that had been granted to him. As a result 34,175 common shares were issued to him.

Subsequent to September 30, 2018 the Company extended the lease for the office in Leiden, the Netherlands until October 2019.

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

Overview

We are a healthcare technology company that provides web based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”) and other clinical trial sponsors worldwide. Our proprietary software applications: TrialMaster®; TrialOne®; eClinical Suite; Promasys®, IRTMaster, AutoEncoder and Acuity Analytics (the “EDC Software”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data electronically (“eClinical”).

In 2018, the primary focus of our strategy includes:

●	Increasing our penetration of the Phase I trial market with our dedicated Phase I solution, TrialOne
●

Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services including our new AutoEncoder, coding solution as well as Acuity Analytics our new data analytics solution

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent $2,469,280 and $2,230,565 on research and product development activities during the nine months ended September 30, 2018 and September 30, 2017, respectively. The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2017 and the first nine months of 2018 coupled with our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2018. We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing our marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

RESULTS OF OPERATIONS

A summarized version of our results of operations for the nine months ended September 30, 2018 and September 30, 2017 is included in the table below.

Summarized Statement of Operations
For the nine months ended
September 30,
		% of		% of	$	%
	2018	Revenues	2017	Revenues	Change	Change
Total revenues	$20,332,949		$20,175,800		$157,149	0.8%

Cost of goods sold	3,608,991	17.7%	4,123,165	20.4%	(514,174)	-12.5%

Gross margin	16,723,958	82.3%	16,052,635	79.6%	671,323	4.2%

Salaries, benefits and related taxes	10,695,132	52.6%	9,906,293	49.1%	788,839	8.0%
Rent	930,972	4.6%	841,718	4.2%	89,254	10.6%
Consulting services	219,856	1.1%	185,222	0.9%	34,634	18.7%
Legal and professional fees	381,648	1.9%	367,403	1.8%	14,245	3.9%
Other expenses	1,358,830	6.7%	1,102,051	5.5%	256,779	23.3%
Selling, general and administrative	1,297,008	6.4%	937,313	4.6%	359,695	38.4%
Total operating expenses	14,883,446	73.3%	13,340,000	66.1%	1,543,446	11.6%

Operating income/(loss)	1,840,512	9.1%	2,712,635	13.4%	(872,123)	-32.2%

Interest expense	(966,393)	-4.8%	(1,060,022)	-5.3%	93,629	8.8%
Interest income	16	0.0%	589	0.0%	(573)	-97.3%
Change in derivatives	(1,160,473)	-5.7%	723,532	3.6%	(1,884,005)	-260.4%
Transaction gain/(loss)	(97,984)	-0.5%	19,006	0.1%	(116,990)	-615.5%

Income/(loss) before income taxes and dividends	(384,322)	-1.9%	2,395,740	11.9%	(2,780,062)	-116.0%
Income tax (expense)	(155,106)	-0.8%	(1,194)	0.0%	(153,912)	-12890.5%
Net income/(loss) attributable to common stockholders	$(539,428)	-2.7%	$2,394,546	11.9%	$(2,933,974)	-122.5%

The table below provides a comparison of our recognized revenues for the nine months ended September 30, 2018 and September 30, 2017.

	For the nine months ended
Revenue activity	September 30, 2018		September 30, 2017		$ Change	% Change
Set-up fees	$2,683,182	13.2%	$3,948,687	19.6%	$(1,265,505)	-32.0%
Change orders	1,090,333	5.4%	1,054,288	5.2%	36,045	3.4%
Maintenance	4,163,138	20.4%	3,749,897	18.6%	413,241	11.0%
Software licenses	8,423,355	41.4%	7,951,228	39.4%	472,127	5.9%
Professional services	2,617,149	12.9%	2,526,379	12.5%	90,770	3.6%
Hosting	1,355,792	6.7%	945,321	4.7%	410,471	43.4%
Total	$20,332,949	100.0%	$20,175,800	100.0%	$157,149	0.8%

Overall revenue increased by $157,149 or 0.8% for the nine months ended September 30, 2018 compared with revenue for the nine months ended September 30, 2017. This increase is primarily the result of increases in software licenses, maintenance and hosting offset by a decrease in set-up fees.

We recorded revenue of $13,401,543 including $4,000,779 from software licensing, $2,678,656 from set-up fees and $2,784,867 from maintenance revenues associated with TrialMaster during the nine months ended September 30, 2018 compared with revenue of $15,184,340 that included $4,838,537 from software licensing, $3,948,687 in set-up fees and $2,557,261 in maintenance revenues during the nine months ended September 30, 2017.

We recorded $823,082 in revenues associated with clients using the eClinical Suite during the nine months ended September 30, 2018 compared with revenue of $1,329,257 for the nine months ended September 30, 2017. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with maintenance services.

We recorded $643,424 in revenues in maintenance and $47,700 from hosting activities associated with the eClinical Suite during the nine months ended September 30, 2018 compared with revenue of $682,135 from maintenance and $188,367 from hosting activities for the nine months ended September 30, 2017. Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite. On April 30, 2019, OmniComm will decommission its eClinical Suite hosting platform as the eClinical Suite clients utilizing these hosting services have transitioned to TrialMaster, the eClinical Suite studies have been completed or the studies have transitioned to another hosting platform.

We recorded revenue of $5,402,178 including $4,053,847 from software licensing and $593,868 for maintenance for clients utilizing our TrialOne EDC software for the nine months ended September 30, 2018 compared with revenue of $3,286,129 including $2,573,361 from software licensing and $313,551 for maintenance for the nine months ended September 30, 2017. TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $450,506 for the nine months ended September 30, 2018 including $67,491 from software licensing and $140,979 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $376,074 for the nine months ended September 30, 2017 including $90,274 from software licensing and $196,950 from maintenance.

Our TrialMaster EDC application has historically been primarily sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eResearch EDC Assets and TrialOne, in 2013 we acquired Promasys and in 2018 we acquired Acuity Analytics (collectively the “Acquired Software”). These software applications have historically been sold on a licensed or technology transfer basis. As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect the Acquired Software applications to continue to be sold primarily on a licensed basis.

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

Generally, ASP contracts will range in duration from one month to several years. ASP setup fees are generally recognized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606 (“ASC 606"). ASC 606, which requires that the revenues be recognized when or as performance obligations are satisfied. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

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

Our top five customers accounted for approximately 34% of our revenues during the nine month period ended September 30, 2018 and approximately 35% of our revenues during the nine month period ended September 30, 2017. One customer accounted for approximately 12% of our revenues during the nine month period ended September 30, 2018. One customer accounted for approximately 10% of our revenues during the nine month period ended September 30, 2017. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, who are principally located in Europe and East Asia, accounted for approximately 30% of our total revenues for the nine month period ended September 30, 2018 and approximately 21% of our total revenues for the nine month period ended September 30, 2017.

One customer accounted for approximately 13% of our accounts receivables as of September 30, 2018. One customer accounted for approximately 27% and another customer accounted for approximately 11% of our accounts receivable as of September 30, 2017.

Cost of goods sold decreased approximately 12% or $514,174 from $4,123,165 for the nine months ended September 30, 2017 as compared to $3,608,991 for the nine months ended September 30, 2018. Cost of goods sold were approximately 18% of revenues for the nine months ended September 30, 2018 compared to approximately 20% for the nine months ended September 30, 2017. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold decreased during the nine months ended September 30, 2018 primarily due to a decrease in the costs associated with pass-through revenues (reimbursable revenues). The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 12% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes as well as an increase in selling, general and administrative expenses.

Salaries and related expenses were our biggest operating expense at 72% of total operating expenses for the nine months ended September 30, 2018 compared to 74% of total operating expenses for the nine months ended September 30, 2017. Salaries and related expenses increased by approximately 8% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The table below provides a summary of the significant components of salaries and related expenses by primary cost category.

	For the nine months ended
Expense category	September 30, 2018	September 30, 2017	$ Change	% Change
OmniComm corporate operations	$7,722,487	$6,815,015	$907,472	13.3%
New Jersey operations office	817,044	814,050	2,994	0.4%
OmniComm Europe, GmbH	501,030	481,792	19,238	4.0%
OmniComm Ltd.	895,071	655,418	239,653	36.6%
OmniComm Spain S.L.	261,984	295,138	(33,154)	-11.2%
OmniComm Systems B.V.	269,112	376,950	(107,838)	-28.6%
OmniComm eClinical Solutions Pvt. Ltd.	29,041	-0-	29,041	n/a
Employee stock compensation	199,363	467,930	(268,567)	-57.4%
Total salaries and related expenses	$10,695,132	$9,906,293	$788,839	8.0%

As of September 30, 2018, we employed 162 employees and consultants Company-wide as follows: 66 out of our headquarters in Fort Lauderdale, Florida, 8 out of a regional operating office in Somerset, New Jersey, 27 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 19 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 13 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 3 in the Netherlands and 2 in Japan. Our wholly-owned subsidiary, OmniComm eClinical Solutions Pvt. Ltd. employs 22 in the Bengaluru, India. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

During the nine months ended September 30, 2018 and the nine months ended September 30, 2017 we incurred $199,363 and $467,930, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, (“ASC 718”) which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 11% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The table below details the significant portions of our rent expense. Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2018 we added a new co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2019. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. Our offices in Barcelona, Spain, Tokyo, Japan and Bengaluru, India are administered under service agreements that include the use of office space and other services.   The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the nine months ended September 30, 2018 was a decrease in expense of $5,592 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $2,882 for the nine months ended September 30, 2017.

	For the nine months ended
Expense category	September 30, 2018	September 30, 2017	$ Change	% Change
Corporate office	$343,399	$310,813	$32,586	10.5%
Co-location and disaster recovery facilities	413,134	379,856	33,278	8.8%
New Jersey operations office	39,444	39,444	-0-	0.0%
OmniComm Europe, GmbH	66,845	58,254	8,591	14.7%
OmniComm Ltd.	50,862	43,463	7,399	17.0%
OmniComm Spain S.L.	8,400	5,958	2,442	41.0%
OmniComm Systems B.V.	5,547	6,812	(1,265)	-18.6%
OmniComm eClinical Solutions Pvt. Ltd.	8,933	-0-	8,933	n/a
Straight-line rent expense	(5,592)	(2,882)	(2,710)	-94.0%
Total	$930,972	$841,718	$89,254	10.6%

Consulting services expense increased to $219,856 for the nine months ended September 30, 2018 compared with $185,222 for the nine months ended September 30, 2017. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses increased year over year as we utilized the services of additional consultants during the nine month period ended September 30, 2018. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the nine months ended
Expense category	September 30, 2018	September 30, 2017	$ Change	% Change
Sales and marketing	$45,549	$56,000	$(10,451)	-18.7%
Product development	174,307	129,222	45,085	34.9%
Total	$219,856	$185,222	$34,634	18.7%

Legal and professional fees increased approximately 4% for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the nine months ended September 30, 2018 and September 30, 2017, respectively.

	For the nine months ended
Expense category	September 30, 2018	September 30, 2017	$ Change	% Change
Financial advisory	$27,633	$52,974	$(25,341)	-47.8%
Audit and related	48,222	39,777	8,445	21.2%
Accounting services	159,405	178,588	(19,183)	-10.7%
Legal-employment related	11,439	21,778	(10,339)	-47.5%
Legal-financial related	108,605	67,122	41,483	61.8%
General legal	26,344	7,164	19,180	267.7%
Total	$381,648	$367,403	$14,245	3.9%

Selling, general and administrative expenses (“SG&A”) increased by $359,695 or approximately 38% from $937,313 for the nine months ended September 30, 2017 compared to $1,297,008 for the nine months ended September 30, 2018. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany, Leiden, the Netherlands, Tokyo, Japan and Bengaluru, India on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

During the nine months ended September 30, 2018 we recognized bad debt expense of $47,931 compared to bad debt expense of $40,369 for the nine months ended September 30, 2017. This change was primarily the result of a increase in aged receivable balances that caused us to increase our reserve. During the remainder of 2018 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure. We have been very successful in managing and collecting our outstanding accounts receivable. We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2018.

Interest expense was $966,393 for the nine months ended September 30, 2018 compared to $1,060,022 for the nine months ended September 30, 2017, a decrease of $93,629. Interest incurred to related parties was $682,986 during the nine months ended September 30, 2018 and $717,782 for the nine months ended September 30, 2017. Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense decreased year over year primarily due to the repayment of outstanding debt. The table below provides detail on the significant components of interest expense for the nine months ended September 30, 2018 and September 30, 2017.

	For the nine months ended
Debt description	September 30, 2018	September 30, 2017	$ Change	% Change
Accretion of discount from derivatives	$163,553	$241,664	$(78,111)	-32.3%
August 2008 convertible notes	139,825	143,605	(3,780)	-2.6%
December 2008 convertible notes	376,964	389,347	(12,383)	-3.2%
September 2009 secured convertible debentures	-0-	54,962	(54,962)	-100.0%
General interest	164,884	105,282	59,602	56.6%
Related party notes payable	121,167	125,162	(3,995)	-3.2%
Total	$966,393	$1,060,022	$(93,629)	-8.8%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016. We recorded a net unrealized loss of $1,160,473 during the nine month period ended September 30, 2018 compared with a net unrealized gain of $723,532 during the nine month period ended September 30, 2017. The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date. These non-cash gains and losses have materially impacted our results of operations during the nine month periods ended September 30, 2018 and September 30, 2017 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The below table contains the cumulative arrearage for each series of preferred stock as of September 30, 2018.

Series of Preferred Stock	Cumulative Arrearage
Series B	$609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

 The three months ended September 30, 2018 compared to the three months ended September 30, 2017

RESULTS OF OPERATIONS

A summarized version of our results of operations for the three months ended September 30, 2018 and September 30, 2017 is included in the table below.

Summarized Statement of Operations
For the three months ended
September 30,
		% of		% of	$	%
	2018	Revenues	2017	Revenues	Change	Change
Total revenues	$6,842,824		$6,715,913		$126,911	1.9%

Cost of goods sold	1,297,813	19.0%	1,315,445	19.6%	(17,632)	-1.3%

Gross margin	5,545,011	81.0%	5,400,468	80.4%	144,543	2.7%

Salaries, benefits and related taxes	3,483,627	50.9%	3,393,915	50.5%	89,712	2.6%
Rent	337,824	4.9%	292,669	4.4%	45,155	15.4%
Consulting services	55,736	0.8%	64,488	1.0%	(8,752)	-13.6%
Legal and professional fees	72,776	1.1%	126,959	1.9%	(54,183)	-42.7%
Other expenses	463,176	6.8%	408,520	6.1%	54,656	13.4%
Selling, general and administrative	383,958	5.6%	277,047	4.1%	106,911	38.6%
Total operating expenses	4,797,097	70.1%	4,563,598	68.0%	233,499	5.1%

Operating income/(loss)	747,914	10.9%	836,870	12.5%	(88,956)	-10.6%

Interest expense	(325,528)	-4.8%	(380,073)	-5.7%	54,545	14.4%
Interest income	7	0.0%	3	0.0%	4	133.3%
Change in derivatives	(2,918,886)	-42.7%	(812,535)	-12.1%	(2,106,351)	-259.2%
Transaction gain/(loss)	(12,128)	-0.2%	(3,104)	0.0%	(9,024)	-290.7%

Income/(loss) before income taxes and dividends	(2,508,621)	-36.7%	(358,839)	-5.3%	(2,149,782)	-599.1%
Income tax (expense)	(154,071)	-2.3%	-0-	0.0%	(154,071)	n/a
Net income/(loss) attributable to common stockholders	$(2,662,692)	-38.9%	$(358,839)	-5.3%	$(2,303,853)	-642.0%

The table below provides a comparison of our recognized revenues for the three months ended September 30, 2018 and September 30, 2017.

	For the three months ended
Revenue activity	September 30, 2018		September 30, 2017		$ Change	% Change
Set-up fees	$692,995	10.1%	$1,256,579	18.7%	$(563,584)	-44.9%
Change orders	320,622	4.7%	352,782	5.3%	(32,160)	-9.1%
Maintenance	1,380,780	20.1%	1,371,203	20.4%	9,577	0.7%
Software licenses	2,920,623	42.7%	2,444,604	36.4%	476,019	19.5%
Professional services	1,106,940	16.2%	919,821	13.7%	187,119	20.3%
Hosting	420,864	6.2%	370,924	5.5%	49,940	13.5%
Total	$6,842,824	100.0%	$6,715,913	100.0%	$126,911	1.9%

Overall revenue increased by $126,911 or 1.9% for the three months ended September 30, 2018 compared with revenue for the three months ended September 30, 2017. This increase is primarily the result of increases in software licenses and consulting offset by a decrease in set-up fees.

We recorded revenue of $4,324,630 including $1,201,670 from software licensing, $688,834 from set-up fees and $928,964 from maintenance revenues associated with TrialMaster during the three months ended September 30, 2018 compared with revenue of $5,077,629 that included $1,525,942 from software licensing, $1,256,579 in set-up fees and $1,001,970 in maintenance revenues during the three months ended September 30, 2017.

We recorded $237,881 in revenues associated with clients using the eClinical Suite during the three months ended September 30, 2018 compared with revenue of $469,712 for the three months ended September 30, 2017. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with maintenance services.

We recorded $181,278 in revenues in maintenance and $18,700 from hosting activities associated with the eClinical Suite during the three months ended September 30, 2018 compared with revenue of $190,758 from maintenance and $54,900 from hosting activities for the three months ended September 30, 2017. Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite. On April 30, 2019, OmniComm will decommission its eClinical Suite hosting platform as the eClinical Suite clients utilizing these hosting services have been transitioned to TrialMaster, the eClinical Suite studies have completed or the studies have transitioned to another hosting platform.

We recorded revenue of $1,931,107 including $1,516,629 from software licensing and $225,521 for maintenance for clients utilizing our TrialOne EDC software for the three months ended September 30, 2018 compared with revenue of $1,033,981 including $680,864 from software licensing and $132,481 for maintenance for the three months ended September 30, 2017. TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $135,678 for the three months ended September 30, 2018 including $34,888 from software licensing and $45,017 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $134,591 for the three months ended September 30, 2017 including $13,744 from software licensing and $45,995 from maintenance.

Our TrialMaster EDC application has historically been primarily sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eResearch EDC Assets and TrialOne, in 2013 we acquired Promasys and in 2018 we acquired Acuity Analytics (collectively the “Acquired Software”). These software applications have historically been sold on a licensed or technology transfer basis. As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect the Acquired Software applications to continue to be sold primarily on a licensed basis.

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

Generally, ASP contracts will range in duration from one month to several years. ASP setup fees are generally recognized in accordance with ASC 606, which requires that the revenues be recognized when or as performance obligations are satisfied. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

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

Our top five customers accounted for approximately 39% of our revenues during the three months ended September 30, 2018 and approximately 35% of our revenues during the three months ended September 30, 2017. One customer accounted for approximately 13% of our revenues and another customer accounted for approximately 11% of our revenues during the three months ended September 30, 2018. One customer accounted for approximately 14% of our revenues and another customer accounted for approximately 10% of our revenues during the three months ended September 30, 2017. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, who are principally located in Europe and East Asia, accounted for approximately 28% of our total revenues for the three month period ended September 30, 2018 and approximately 21% of our total revenues for the three months ended September 30, 2017.

One customer accounted for approximately 13% of our accounts receivables as of September 30, 2018. One customer accounted for approximately 27% and another customer accounted for approximately 11% of our accounts receivable as of September 30, 2017.

Cost of goods sold decreased approximately 1% or $17,632 from $1,315,445 for the three months ended September 30, 2017 as compared to $1,297,813 for the three months ended September 30, 2018. Cost of goods sold were approximately 19% of revenues for the three months ended September 30, 2018 compared to approximately 20% for the three months ended September 30, 2017. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold decreased during the three months ended September 30, 2018 primarily due to a decrease in the costs associated with salaries and related costs. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 5% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes as well as an increase in selling, general and administrative expenses.

Salaries and related expenses were our biggest operating expense at 73% of total operating expenses for the three months ended September 30, 2018 compared to 74% of total operating expenses for the three months ended September 30, 2017. Salaries and related expenses increased by approximately 3% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The table below provides a summary of the significant components of salaries and related expenses by primary cost category.

	For the three months ended
Expense category	September 30, 2018	September 30, 2017	$ Change	% Change
OmniComm corporate operations	$2,518,326	$2,345,258	$173,068	7.4%
New Jersey operations office	256,526	255,625	901	0.4%
OmniComm Europe, GmbH	161,659	165,778	(4,119)	-2.5%
OmniComm Ltd.	272,246	222,079	50,167	22.6%
OmniComm Spain S.L.	74,006	119,543	(45,537)	-38.1%
OmniComm Systems B.V.	79,535	79,628	(93)	-0.1%
OmniComm eClinical Solutions Pvt. Ltd.	29,041	-0-	29,041	n/a
Employee stock compensation	92,288	206,004	(113,716)	-55.2%
Total salaries and related expenses	$3,483,627	$3,393,915	$89,712	2.6%

As of September 30, 2018, we employed 162 employees and consultants Company-wide as follows: 66 out of our headquarters in Fort Lauderdale, Florida, 8 out of a regional operating office in Somerset, New Jersey, 27 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 19 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 13 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 3 in the Netherlands and 2 in Japan. Our wholly-owned subsidiary, OmniComm eClinical Solutions Pvt. Ltd. employs 22 in the Bengaluru, India. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

During the three months ended September 30, 2018 and the three months ended September 30, 2017 we incurred $92,288 and $206,004, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 15% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The table below details the significant portions of our rent expense. Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2018 we added a new co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2019. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. Our offices in Barcelona, Spain, Tokyo, Japan and Bengaluru, India are administered under service agreements that include the use of office space and other services.The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended September 30, 2018 was a decrease in expense of $433 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $1,363 for the three months ended September 30, 2017.

	For the three months ended
Expense category	September 30, 2018	September 30, 2017	$ Change	% Change
Corporate office	$130,827	$104,652	$26,175	25.0%
Co-location and disaster recovery facilities	137,856	136,300	1,556	1.1%
New Jersey operations office	13,148	13,148	-0-	0.0%
OmniComm Europe, GmbH	23,871	20,751	3,120	15.0%
OmniComm Ltd.	19,120	14,821	4,299	29.0%
OmniComm Spain S.L.	2,452	2,463	(11)	-0.4%
OmniComm Systems B.V.	2,050	1,897	153	8.1%
OmniComm eClinical Solutions Pvt. Ltd.	8,933	-0-	8,933	n/a
Straight-line rent expense	(433)	(1,363)	930	68.2%
Total	$337,824	$292,669	$45,155	15.4%

Consulting services expense decreased to $55,736 for the three months ended September 30, 2018 compared with $64,488 for the three months ended September 30, 2017. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses decreased year over year as we reduced the utilization of the services of consultants during the three month period ended September 30, 2018. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the three months ended
Expense category	September 30, 2018	September 30, 2017	$ Change	% Change
Sales and marketing	$18,968	$18,000	$968	5.4%
Product development	36,768	46,488	(9,720)	-20.9%
Total	$55,736	$64,488	$(8,752)	-13.6%

Legal and professional fees decreased approximately 43% for the three months ended September 30, 2018 compared with the three months ended September 30, 2017. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended September 30, 2018 and September 30, 2017, respectively.

	For the three months ended
Expense category	September 30, 2018	September 30, 2017	$ Change	% Change
Financial advisory	$-0-	$25,500	$(25,500)	-100.0%
Audit and related	6,500	7,018	(518)	-7.4%
Accounting services	48,434	82,970	(34,536)	-41.6%
Legal-employment related	1,291	(1,176)	2,467	209.8%
Legal-financial related	15,751	11,235	4,516	40.2%
General legal	800	1,412	(612)	-43.3%
Total	$72,776	$126,959	$(54,183)	-42.7%

Selling, general and administrative expenses (“SG&A”) increased by $106,911 or approximately 39% from $277,047 for the three months ended September 30, 2017 compared to $383,958 for the three months ended September 30, 2018. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany, Leiden, the Netherlands, Tokyo, Japan and Bengaluru, India on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

During the three months ended September 30, 2018 we recognized a bad debt expense of $21,679 compared to bad debt expense of $87,366 for the three months ended September 30, 2017. This change was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2018 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure. We have been very successful in managing and collecting our outstanding accounts receivable. We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2018.

Interest expense was $325,528 for the three months ended September 30, 2018 compared to $380,073 for the three months ended September 30, 2017, a decrease of $54,545. Interest incurred to related parties was $229,906 during the three months ended September 30, 2018 and $252,585 for the three months ended September 30, 2017. Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense decreased year over year primarily due to the repayment of outstanding debt. The table below provides detail on the significant components of interest expense for the three months ended September 30, 2018 and September 30, 2017.

	For the three months ended
Debt description	September 30, 2018	September 30, 2017	$ Change	% Change
Accretion of discount from derivatives	$54,518	$118,806	$(64,288)	-54.1%
August 2008 convertible notes	44,614	48,394	(3,780)	-7.8%
December 2008 convertible notes	127,035	130,195	(3,160)	-2.4%
September 2009 secured convertible debentures	-0-	11,820	(11,820)	-100.0%
General interest	58,528	29,006	29,522	101.8%
Related party notes payable	40,833	41,852	(1,019)	-2.4%
Total	$325,528	$380,073	$(54,545)	-14.4%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016. We recorded a net unrealized loss of $2,918,886 during the three month period ended September 30, 2018 compared with a net unrealized loss of $812,535 during the three month period ended September 30, 2017. The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date. These non-cash gains and losses have materially impacted our results of operations during the three month periods ended September 30, 2018 and September 30, 2017 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

 LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. At September 30, 2018, we had working capital deficit of $7,741,253.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	September 30, 2018	December 31, 2017	$ Change	% Change
Cash	$1,371,962	$1,176,551	$195,411	16.6%
Accounts receivable, net of allowance for doubtful accounts	5,124,404	7,492,597	(2,368,193)	-31.6%
Prepaid expenses	390,565	297,131	93,434	31.4%
Other current assets	11,917	11,463	454	4.0%
Current assets	6,898,848	8,977,742	(2,078,894)	-23.2%

Accounts payable and accrued expenses	1,686,536	2,586,045	(899,509)	-34.8%
Notes payable, related parties, current portion, net of discount	353,054	-0-	353,054	n/a
Convertible notes payable, current portion, net of discount	-0-	50,000	(50,000)	-100.0%
Deferred revenue, current portion	6,209,198	7,564,587	(1,355,389)	-17.9%
Capital lease liability	114,594	-0-	114,594	n/a
Patent litigation settlement liability, current portion	-0-	112,500	(112,500)	-100.0%
Conversion feature liability, related parties	1,744,002	1,604,723	139,279	8.7%
Conversion feature liability	96,510	81,224	15,286	18.8%
Warrant liability, related parties	2,754,207	2,196,570	557,637	25.4%
Warrant liability	1,682,000	1,244,229	437,771	35.2%
Current liabilities	14,640,101	15,439,878	(799,777)	-5.2%

Working capital (deficit)	$(7,741,253)	$(6,462,136)	$(1,279,117)	-19.8%

Statement of Cash Flows Disclosure
	For the nine months ended
	September 30, 2018	September 30, 2017	$ Change	% Change
Net cash provided by/(used in) operating activities	$1,122,218	$1,279,921	$(157,703)	-12.3%
Net cash provided by/(used in) investing activities	(1,252,431)	(212,173)	(1,040,258)	-490.3%
Net cash provided by/(used in) financing activities	356,936	(1,184,750)	1,541,686	130.1%

Net increase/(decrease) in cash and cash equivalents	195,411	(121,741)	317,152	260.5%

Changes in operating accounts	(517,630)	(1,407,312)	889,682	63.2%

Effect of non-cash transactions on cash and cash equivalents	$2,179,276	$292,687	$1,886,589	644.6%

Cash and Cash Equivalents

Cash and cash equivalents increased by $195,411 to $1,371,962 at September 30, 2018 from $1,176,551 at December 31, 2017. The decrease is primarily comprised of a net loss of ($539,428), changes in working capital accounts of ($517,630) and a increase from non-cash transactions of $2,179,276. During the nine months ended September 30, 2018 we had investing activities of ($1,252,431). We had financing activities that included proceeds of $550,000 from our revolving line of credit, repayment of notes payable of $200,000, proceeds of $45,000 from stock option exercises and payment of $38,064 for capital leases during the nine month period ended September 30, 2018.

Capital Expenditures

Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have primarily paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

Presently, we have approximately $300,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2018. We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2018:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,102,500	$400,000	(2)	$702,500	(3)	$-0-		$-0-
Convertible notes (1)	5,970,000	-0-		5,770,000	(4)	200,000	(5)	-0-
Lines of credit (6)	3,200,000	-0-		3,200,000		-0-		-0-
Operating lease obligations (7)	2,044,658	770,411		433,332		346,239		494,676	(8)
Capital lease obligations (9)	320,604	114,594		122,213		83,797		-0-
Total	$12,637,762	$1,285,005		$10,228,045		$630,036		$494,676

1.	Amounts do not include interest to be paid.
2.	Includes $400,000 in 12% notes payable that mature in April 2019.
3.	Includes $420,000 in 10% notes payable that mature in April 2020 and $282,500 in 12% notes payable that mature in April 2020.
4.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,000,000 in 12% convertible notes that mature in April 2020.
5.	Includes $200,000 in 12% convertible notes that mature in April 2021.
6.	Includes $3,200,000 due on the revolving Line of Credit with The Northern Trust Company.
7.

Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our co-location and disaster recovery locations in Ohio, Florida and Germany, our office in England, our office in the Netherlands and our European headquarters in Germany.

8.	Includes office lease obligations through 2023.
9.	Includes capital lease obligations for hardware located in our co-location sites in Ohio and Germany.

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

On June 30, 2016, the Company and Mr. Wit extended the maturity date of $4,055,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017 the Company repaid $55,000 to Mr. Wit.

On June 30, 2016, the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

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

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017, the Company repaid $90,000 to one of the holders.

On April 7, 2017, the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At September 30, 2018, $3,200,000 was outstanding on the Line of Credit at an interest rate of 4.25%.

On June 30, 2017, the Company and our former director, Mr. van Kesteren ("Mr. van Kesteren") extended the maturity date of $150,000 of convertible debentures originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2019. The expiration date of the warrants associated with the debentures was also extended to April 1, 2019. The $150,000 of convertible debentures was repaid in full on June 30, 2018.

On June 30, 2017, the Company and the holder extended the maturity date of $200,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

During the next twelve months we expect debt in the aggregate amount of $400,000 to mature as follows:

●	$400,000 of 12% promissory notes.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company $3,200,000 of which is outstanding as of September 30, 2018) or short-term bridge loans, we do not have any additional sources of working capital.

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

The Company recognizes revenues in accordance with FASB Accounting Standards Codification 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first nine months of 2018, we adopted the following new accounting pronouncements:

In February 2016, the FASB issued Accounting Standard Update No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). ASU 2016-02 requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2018. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update 2016–10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being September 30, 2018, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2018, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

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

Dated: November 13, 2018

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit

Cornelis F. Wit, Executive Chairman

(Principal Executive Officer)

By: /s/ Thomas E. Vickers

Thomas E. Vickers, Chief Financial Officer

(Principal Financial Officer)