Form 10-K
period 2018-12-31
OMNICOMM SYSTEMS INC
filed 2019-03-28
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2018	93,121,296	$26,073.963

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 26, 2019	Common Stock, $0.001 par value per share	158,278,341

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2019 Annual Meeting of Stockholders to be held on June 13, 2019 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

ITEM 1.          BUSINESS

This business section and other parts of this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. Reference to “us,” “we,” “our,” the “Company” means OmniComm Systems, Inc.® and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., OmniComm Europe GmbH, OmniComm Spain S.L., OmniComm Systems B.V. and OmniComm eClinical Solutions Private Ltd.

Overview

OmniComm Systems, Inc. provides web-based electronic data capture (“EDC”) and eClinical (“eClinical”) software and services that streamline the clinical research process. Our EDC and eClinical software and service offerings (“eClinical Products” or “eClinical Solutions”) consist of TrialMaster®, TrialOne®, IRTMaster™, Promasys® , eClinical Suite™, AutoEncoder and Acuity™. Our eClinical Products are designed to allow clinical trial sponsors and investigative sites to easily and securely collect, validate, transmit and analyze clinical study data. Our eClinical Products are 21 CFR Part 11 compliant solutions and are designed to offer clinical trial sponsors the ability to conduct clinical trials under multiple platforms, with significant flexibility, ease-of-use and with complete control over collected data.

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

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. We continually increase the scope and quality of the products and services we offer. During 2018 we continued to update our products and increase their functionality to offer new solutions to our clients’ challenges.

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

Our Business Model

The scope of client clinical trial support service needs can vary from trial to trial. Experience with EDC and other eClinical trial management solutions can also vary based on such factors as client size and sophistication. Our approach to satisfying the diverse needs of our customers is to offer a variety of EDC and eClinical solutions. We offer our eClinical Products under an application service provider (“ASP”) business model as well as technology transition (“Technology Transition”) and technology transfer (“Technology Transfer”) business models (both of which are considered licensed).

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

In Q2 2018, OmniComm released version 5 of TrialMaster with a modern user interface and built-in support for mobile devices. These new features allow TrialMaster to be accessed from a web browser or a tablet such as an iPad. The patient data entry module can be accessed using a smartphone such as an iPhone. Using “liquid layout” technologies, the TrialMaster display automatically adjusts to the form factor of the device on which it is running. The adoption of version 5 has been very rapid, and a significant number of trials are already in production on this version.

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

AutoEncoder

OmniComm’s AutoEncoder provides a mechanism to turn free-text descriptions of adverse events and medications into coded entries from industry-standard dictionaries, namely MedDRA® for adverse events and WHO Drug® for medications. The product includes automated selection of proposed codes based on pattern matching against verbatim terms or synonyms for those terms; automated management and use of history records to ensure coding consistency within a trial; an optional review and approval step; and the transmission of coded results back to TrialMaster where they are stored as derived data values. The majority of TrialMaster trials use AutoEncoder.

OmniComm’s AutoEncoder can also code terms coming from systems other than TrialMaster, as long as those terms can be provided in a simple text file. This means the AutoEncoder can be used to code terms from other EDC systems, or from safety reporting systems. It can also be used to efficiently re-code terms against newer versions of the relevant medical dictionaries. With older formats of WHO Drug no longer allowed from new drug applications, this is a valuable capability for the industry.

IRTMaster

IRTMaster™ is an offering from OmniComm that provides “Interactive Response Technology” in support of the randomization process in clinical trials. The product allows the setup of trial parameters, such as the different strata for the patient population, then provides sophisticated algorithms to randomize patients across the different treatment groups (such as the investigational medication and placebo). The algorithms include a minimization technique that prevents any significant imbalance across the different treatment groups. For example, in a block of ten patients where five will get the investigational medication and five will get placebo, there is a statistically significant chance that the first five patients will all get placebo; with a minimization algorithm, the chance of such an imbalance is significantly smaller.

IRTMaster can be used standalone through its user interface, or can interact with TrialMaster or any external system using API calls. In this mode, it can effectively be considered a “black box” application.

The current release of IRTMaster supports various configuration options as well as randomization and related functions, such as emergency unblinding. A release planned for the second half of 2019 will add clinical supplies tracking and thereby complete the functionality.

Acuity

OmniComm’s Acuity, our flagship analytics product, is a clinical data aggregation and analytics platform driving actionable knowledge. Acuity provides insights into quality, risk and performance of various aspects of clinical trials in real time. Acuity enables views across different types of data including clinical operations, subject data, drug supply and patient recorded outcomes. It provides an interactive view of the progress in overcoming operational challenges and analyzes scientific data at the study, country and site level – with the ability to drill down to the lowest level data point. Acuity makes it simple to compile data, generate reports and analyze multiple datasets within a study. Immediate insight and timely interventions mean last minute surprises are avoided – which improves quality and compliance. Acuity can provide data insights from various data source systems, such as EDC, CTMS, IXRS, and eCOA.

Acuity has the following features that enables clinical insights and risk based monitoring:

Insights

Data from operational and other relevant clinical domains can be brought together to derive insights that can help managers, executives and leaders to review the progress of work at any point in time. This is achieved by converting complex data into intuitive data visualizations.

Risk planning

The risk planning feature has been created in alignment with TransCelerate’s recommendation. TransCelerate BioPharma Inc. is a non-profit organization with a mission to collaborate across the global biopharmaceutical research and development community to identify, prioritize, design and facilitate implementation of solutions designed to drive the efficient, effective and high-quality delivery of new medicines. It enables risks to be created and prioritized in a study or program. These risks can be documented and assigned to different departmental leads to enable collaboration and develop holistic risk mitigation through an integrated quality risk management plan (IQRMP).

Decision Factory

The decision factory feature allows risk indicators to be created and data imported in monthly batches to review the risk at sites that enables decision making on varying the Source document verification and on site monitoring level based on the risk level of the sites.

Action Center

The action center is an important workflow component that helps in documenting issues and raising action items. This feature also allows action item to be assigned to different stakeholders. This is imperative when central data review and monitoring are performed which will have all the action items recorded and viewed on one place

Legacy Products

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

Promasys is a clinical trial data management system for both DDE and EDC that is primarily used at research institutions for investigator-initiated trials. It includes an iPad module for convenient data capture within the clinic and a separate electronic patient-reported outcome (ePRO) module.

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

Support

We have a multi-national organization to support our applications worldwide. We offer 24 by 7 support to our customers and their investigator sites through multi-lingual help desks located in our Fort Lauderdale, FL; Bonn, Germany; and Bengaluru, India offices.

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

●

System Integration. We help our clients integrate our EDC Solutions with existing systems or external systems (Patient Diaries, Medical Devices and Labs, etc.) We analyze the client’s legacy systems and data management needs in order to decide how to most efficiently integrate EDC.

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

Market Opportunity

Clinical trials are a critical component in bringing a drug or medical device to market.All prescription drug and medical device therapies must undergo extensive testing as part of the regulatory approval process. We believe many clinical trials continue to be conducted in an antiquated manner and fail to optimize the resources available for a successful clinical trial. We believe that our solutions significantly reduce costs, improve data quality and expedite results. We believe the data integrity, system reliability, management control and auditable quality of our eClinical Solutions will aid clinical trial sponsors that want to improve clinical trial efficiencies, speed-up results and ensure regulatory compliance.

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

License Agreement

DataSci, LLC

Effective April 2, 2009, we entered into a Settlement and Licensing Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and Licensing Agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci (i) granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim for the Licensed Products and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis, and (ii) released us from any and all claims of infringement of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement. Licensed Products is defined as all products and services of OmniComm and of its subsidiaries in the field of electronic data capture, whether sold by OmniComm directly or through its affiliates, parents, subsidiaries, partners, vendors, agents and/or representatives, including TrialMaster products and services or other products and services that perform the substantially equivalent function of TrialMaster, and any other products and services that OmniComm may develop in the future in the field of electronic data capture. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we were obligated to pay royalties quarterly for sales of Licensed Products from January 1, 2008 until December 31, 2017 in the amount of the greater of two percent (2%) of our annual gross revenues from Licensed Products or, alternatively, the annual minimum royalty payment(s). The Settlement and Licensing Agreement and the amendment thereto (described below) could be terminated on thirty (30) days’ notice by the licensor if we were in default on our obligations thereunder and failed to cure such default within the thirty (30) day period after notice is provided. In addition to the payment of royalties, the Settlement and Licensing Agreement imposed certain obligations on us including commercialization, certain sublicensing, other payments, insurance, and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share. The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant was exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant on December 31, 2017. On December 31, 2017 DataSci exercised 50% of the warrant for 500,000 common shares and requested cash payment on 50% of the warrant. As a result of the exercise, DataSci received 500,000 restricted common shares and a net cash payment of $145,000. Effective December 31, 2017 we had no future liability or expense under the Settlement and Licensing Agreement.

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

Our Customers

We are committed to developing long-term, partnering relationships with our clients and adapting our products and services to meet the unique and challenging needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, CROs and other entities engaged in clinical trials. As of December 31, 2018, we had approximately 120 customers, including two of the top ten global pharmaceutical companies, five of the top ten CROs and two of the top biotechnology companies, measured by revenue. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Eli Lilly	Pharmaceutical
Cromsource	Contract Research Organization
PPD	Contract Research Organization
Covance	Contract Research Organization
New York Medical Center	Academic
Saint Jude’s Children’s Research Hospital	Medical research
ICON	Contract Research Organization
Pfizer	Pharmaceutical

Our top five customers accounted for approximately 36% of our revenues during the year ended December 31, 2018 and approximately 36% of our revenues during the year ended December 31, 2017. One customer accounted for approximately 13% of our revenues during the year ended December 31, 2018. One customer accounted for approximately 10% of our revenues during the year ended December 31, 2017.

We currently have business operations in Southampton, England; Leiden, the Netherlands; Bonn, Germany; Barcelona, Spain; Tokyo, Japan; and Bengaluru, India, and our international customers, principally located in Europe and East Asia, accounted for approximately 28% of our total revenues for the year ended December 31, 2018 and 23% of our total revenues for the year ended December 31, 2017.

One customer accounted for approximately 20% and another customer accounted for approximately 10% of our accounts receivables as of December 31, 2018. One customer accounted for approximately 24% and another customer accounted for approximately 10% of our accounts receivables as of December 31, 2017.

Sales and Marketing

We sell our products through a direct sales force, relationships with CRO Partners, and through co-marketing agreements with Vendor and Channel Partners. Our marketing efforts to-date have focused on increasing market awareness of our Company and eClinical Products. These efforts have primarily been comprised of attendance and participation in industry conferences and seminars. A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness. As of December 31, 2018, we had 20 full-time employees and consultants in sales and marketing.

Our efforts during 2019 will include increasing the number of sales personnel and sales support staff employed in the United States, Europe and East Asia, increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.

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

We have been able to obtain valuable insight into our customers’ needs through the following customer specific initiatives:

Innovation Forum: The goal of the Innovation Forum is to ensure that attendees receive practical information, training and collaboration that can be taken back, implemented and shared within their respective organizations. The 2018 Innovation Forum attracted more than 100 attendees, along with the highest number of external thought leading and keynote speakers as well as the largest number of sponsoring and exhibiting partners. Content included product demonstrations, customer case studies, panel discussions, partner presentations and thought provoking presentations from independent industry thought leaders.

eClinical webinars: We host periodic web-based seminars for current and prospective customers, which are typically focused on our products or current developments in the eClinical industry. These webinars offer informative industry related topics to our customers and foster good relationships with our current and potential customers.

Product Development

The Company focuses on maintaining high quality product development standards. Product development activities include research and the development of platform and/or client specific software enhancements such as adding functionality, improving usefulness, increasing responsiveness and adapting to newer software and hardware technologies. While our main product development efforts are conducted in our Fort Lauderdale, Florida office, we also conduct product development in other parts of the U.S. as well as in Southampton, England and Bengaluru, India.

The Company spent $3,370,233 which represents 12.4% of revenue during the year ended December 31, 2018 and $2,854,428 which represents 10.6% of revenue during the year ended December 31, 2017 on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of our eClinical Solutions to keep our technology at the cutting edge in the markets in which we compete.

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

Competition

The market for EDC, eClinical, data management and interactive response technology systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of EDC and eClinical applications, clinical data management systems and adverse event reporting software, including:

●	systems developed internally by existing or prospective customers;
●	vendors of EDC, eClinical, clinical trial management systems and adverse event reporting product suites, including Oracle Corporation and Medidata Solutions;
●	vendors of stand-alone EDC, data management and adverse event reporting products; and
●	CROs with internally developed EDC, clinical data management systems or adverse event reporting systems.

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

Employees

As of December 31, 2018, we employed 164 employees and consultants Company-wide as follows: 67 out of our headquarters in Fort Lauderdale, Florida, 8 out of a regional operating office in Somerset, New Jersey and 26 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 14 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 2 in Leiden, the Netherlands and 2 in Japan. Our wholly-owned subsidiary, OmniComm eClinical Solutions Private Ltd., formed in July 2018, employs 25 in Bengaluru, India. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

Available Information

Our Internet website address is https://www.omnicomm.com. The information on or accessible through our website is not incorporated by reference in this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other Securities and Exchange Commission filings, and any amendments to those reports and any other filings, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge via a link on our website as soon as reasonably practicable after we electronically file the materials with the Securities and Exchange Commission or on the Securities and Exchange Commission website at https://www.sec.gov.

ITEM 1A. Risk Factors

RISK FACTORS

An investment in our securities is speculative in nature and involves a high degree of risk. In addition to the other information contained in this Annual Report, our stockholders and prospective investors should carefully consider the following material risk factors in evaluating us and our business.

WE HAVE A HISTORY OF LOSSES, A LARGE ACCUMULATED DEFICIT AND MAY INCUR FUTURE LOSSES. WE MAY BE UNABLE TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have incurred significant losses since we began doing business. At December 31, 2018, we had an accumulated deficit of approximately $68,635,854 and a working capital deficit of approximately $2,633,259. We expect our operating cash flows to improve in 2019, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and maintain profitability in any period.

OUR ABILITY TO CONDUCT OUR BUSINESS COULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO REPAY OR EXTEND THE MATURITY DATES OF OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2018, we had outstanding borrowings of $9,427,500 of principal amount, of which:

●	approximately $2,190,000 at 10% interest is due in April 2020;
●	approximately $4,137,500 at 12% interest is due in April 2020;
●	approximately $2,900,000 at 4.5% interest is due in April 2020;
●	and approximately $200,000 at 12% interest is due in April 2021.

WE HAVE HISTORICALLY NEEDED AND POTENTIALLY MAY NEED ADDITIONAL FINANCING TO MEET OPERATING EXPENSES, THE TERMS OF WHICH MAY BE UNFAVORABLE TO OUR THEN-EXISTING STOCKHOLDERS.

Our plan of operations going forward may require us to raise additional capital if our revenue projections are not realized. Even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the repayment of existing debt obligations currently in the amount of $9,427,500. In addition, we may also need to raise additional funds to meet known needs or to respond to future business opportunities, which may include the need to:

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

As part of our current business model, we store and manage in excess of fifty terabytes of data for our customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data security, storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and this could lead to reduced revenues and increased expenses. Our hosting services are subject to service level agreements and, in the event that we fail to meet guaranteed service or performance levels, we could be subject to customer credits or termination of these customer contracts. If the cost of meeting these data security, storage and management requirements increases, our results of operations could be harmed.

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

We currently have international office locations and/or business operations in Southampton, England; Leiden, the Netherlands; Bonn, Germany; Barcelona, Spain; Tokyo, Japan; and Bengaluru, India, and international customers principally located in Europe and East Asia accounted for 28% of total revenues for the year ended December 31, 2018 and 23% of total revenues for the year ended December 31, 2017. International operations are subject to inherent risks. These risks include:

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 36% of our revenues for the year ended December 31, 2018 and approximately 36% of our revenues for the year ended December 31, 2017. One customer accounted for 13% of our revenues for the year ended December 31, 2018 or approximately $3,528,000. One customer accounted for 10% of our revenues for the year ended December 31, 2017, or approximately $2,691,000. These customers can terminate our services at any time. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

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

WE FACE INTENSE COMPETITION AND WILL HAVE TO COMPETE FOR MARKET SHARE.

There can be no assurance that our products will achieve or maintain a competitive advantage. There are currently a number of companies who market services and products for web-based clinical trial data collection. Barriers to entry on the internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors, many of which have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that the web-based clinical trial software maintained by our existing and potential competitors will not be perceived by clinical trial sponsors as being superior to ours.

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

At March 26, 2019, we had 158,278,341 shares of common stock issued and outstanding and 33,645,677 shares are issuable (i) upon the conversion of convertible debt, (ii) for accrued interest, and (iii) upon the exercise of warrants and options. Of the issued shares, 88,299,048 shares, including all shares held by our “affiliates”, are subject to the restrictions set forth in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”), and 69,979,293 shares are freely transferable without restriction or registration under the Securities Act. In general, Rule 144 permits a stockholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock. In addition, stockholders other than our officers, directors or 5% or greater stockholders who have owned their shares for at least six months may sell them without the volume limitation.

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

As of March 26, 2019, we had a total of 33,645,677 shares of our common stock issuable upon conversion or exercise of options, warrants and convertible debt and payment of accrued interest. The issuance of our common stock upon the exercise and/or the conversion of these convertible securities and the payment of accrued interest will have a dilutive effect on our existing stockholders.

THE 250,000 SHARES OF SERIES D PREFERRED STOCK ISSUED IN 2010 PROVIDE SUPER-VOTING RIGHTS THAT RESULTED IN A CHANGE OF CONTROL OF THE CORPORATION.

Each share of the Series D Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and such shares of Series D Preferred Stock will vote together with the common stockholders, provided that for the election or removal of directors the shares of Series D Preferred Stock will be voted in the same percentage as all voting shares of common stock voted for each director. As a result of the change in control, the holder of the Series D Preferred Shares could vote the shares in a manner that could be contrary to the interests of the holders of our common stock. All shares of the Series D Preferred Stock are owned by our Executive Chairman, Executive Chairman of the Board of Directors and largest shareholder, Cornelis F. Wit.

CORNELIS F. WIT, EXECUTIVE CHAIRMAN AND EXECUTIVE CHAIRMAN OF THE BOARD OF DIRECTORS, CONTROLS APPROXIMATELY 59% OF OUR OUTSTANDING VOTING SECURITIES. THIS CONCENTRATION OF OWNERSHIP MAY HAVE AN EFFECT ON MATTERS REQUIRING THE APPROVAL OF OUR STOCKHOLDERS, INCLUDING TRANSACTIONS THAT ARE OTHERWISE FAVORABLE TO OUR STOCKHOLDERS.

As of March 26, 2019, Cornelis F. Wit, our Executive Chairman, Executive Chairman of the Board of Directors and largest stockholder ("Mr. Wit"), owned approximately 59% of our outstanding voting securities. This majority ownership of voting securities may delay, deter or prevent a change in control and, given Mr. Wit’s ability to control the outcome of certain matters requiring stockholder approval, may make some transactions more difficult or impossible to complete without the support of Mr. Wit, regardless of the impact of such transaction on our other stockholders.

TRADING ON THE OTCQX MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Trading in stock quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQX is not a stock exchange, and trading of securities on the OTCQX is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE. Accordingly, stockholders may have difficulty reselling any of their shares.

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

Provisions of our Certificate of Incorporation and By-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our Certificate of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which 250,000 shares are issued and outstanding as of March 26, 2019. Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our corporate headquarters and other material leased real property as of December 31, 2018 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of lease
Fort Lauderdale, Florida	Corporate headquarters	14,825 square feet	February 2023
Somerset, New Jersey	Office space	3,287 square feet	March 2021
Bonn, Germany	European headquarters	3,714 square feet	July 2019
Southampton, United Kingdom	Office space	1,615 square feet	September 2020
Leiden, Netherlands	Office space	150 square feet	October 2019
Bengaluru, India	Office Space	4,800 square feet	May 2023

Our principal executive offices are located in commercial office space at 2101 West Commercial Blvd., Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. Our annual payment under this lease is approximately $420,000.

We have a regional operating office located in commercial office space at 399 Campus Drive, Somerset, New Jersey. Our annual payment under this lease is approximately $53,000.

Our European headquarters are located in commercial office space at Kaiserstrasse 139-141, Bonn, Germany. Our annual payment under this lease is approximately 61,000 Euros or approximately $70,000.

We have a research and product development office in the UK for our TrialOne software application. The office is located at Medino House, Rushington Business Park, Totten, Southampton, UK. Our annual payment under this lease is approximately 52,000 British Pounds or approximately $70,000.

We have an office in the Netherlands for our Promasys software application. The office is located at Zernikedreef 8, 2333 CL, Leiden, the Netherlands. Our annual payment under this lease is approximately 2,000 Euros or approximately $2,250.

We have an office in India. The office is located at No. 38/4 Adjacent to EMC2, Dodanekundi, Outer Ring Road, Bengaluru, India. Our annual payment under this lease is approximately 66,00,000 Indian Rupees or approximately $94,000.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on a limited basis on the OTCQX Marketplace under the symbol OMCM. The following table sets forth the range of high and low closing prices for our common stock as reported by the OTCQX Marketplace for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quotation of our common stock on the OTCQX Marketplace Board does not assure that a meaningful, consistent and liquid market for such securities currently exists.

	High	Low
Fiscal 2018
1st Quarter	$0.32	$0.26
2nd Quarter	$0.31	$0.24
3rd Quarter	$0.42	$0.27
4th Quarter	$0.42	$0.22

Fiscal 2017
1st Quarter	$0.25	$0.18
2nd Quarter	$0.27	$0.21
3rd Quarter	$0.26	$0.19
4th Quarter	$0.35	$0.26

On March 26, 2019 the closing price of our common stock as reported on the OTCQX Marketplace was $0.32. At March 26, 2019 we had approximately 400 stockholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

Dividend Policy

Holders of our common stock are entitled to cash dividends when, and as may be declared by the Board of Directors. We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will be subject to the discretion of our Board of Directors and will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. We are currently restricted under Delaware corporate law from declaring any cash dividends due to our current working capital deficit and stockholders’ deficit. There can be no assurance that cash dividends of any kind will ever be paid.

Additionally, pursuant to the terms of the Company’s 5% Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively, the “Preferred Shares”), the Company is prohibited from declaring and paying dividends on the Company’s common stock until all accrued and unpaid dividends are paid on such Preferred Shares. As of December 31, 2018, the accrued and unpaid dividends on the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were $2,081,980.

Recent Sales of Unregistered Securities

On December 27, 2018 the Company issued 2,000,000 shares of Common stock to Cornelis F. Wit, our Executive Chairman, Executive Chairman of the Board of Directors and largest stockholder, upon the exercise of 2,000,000 warrants with an exercise price of $0.25 per share for an aggregate purchase price of $500,000 (of which $400,000 represented the cancellation of the Company's promissory note to Mr. Wit).

On December 27, 2018 the Company issued 1,000,000 shares of Common stock to Keith Howells, our Chief Technology Officer, upon the exercise of 1,000,000 warrants with an exercise price of $0.25 per share for an aggregate purchase price of $250,000.

On December 31, 2018 the Company issued 1,000,000 shares of Common stock to Thomas E. Vickers, our Chief Financial Officer, upon the exercise of 1,000,000 warrants with an exercise price of $0.25 per share for an aggregate purchase price of $250,000.

The securities described above in this section were issued in reliance upon the exemption from the registration requirements of the Securities Act as set forth in Section 4(a)(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering.

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

Overview

We are a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, CROs and other clinical trial sponsors worldwide. Our proprietary EDC and eClinical software applications, TrialMaster®; TrialOne®; IRTMaster™; Promasys®; eClinical Suite™, AutoEncoder and Acuity (the “eClinical Products” or “eClinical Solutions”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

During fiscal 2018 we sought to build and expand on our strategic efforts. The primary focus of our strategy included:

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
●	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;
●	Broadening our eClinical suite of services and software applications on an organic basis and on a selective basis via the acquisition or licensing of complementary solutions; and
●	Expanding our business development efforts in Europe and East Asia to capitalize on our operational and clinical capabilities vis-à-vis our competition in those geographic markets.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors and CROs as we continue expanding our marketing and sales efforts during 2019.

The Year ended December 31, 2018 compared to the Year ended December 31, 2017

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2018 and December 31, 2017 is included in the table below.

Summarized Statement of Operations
For the year ended
December 31,
		% of		% of	$	%
	2018	Revenues	2017	Revenues	Change	Change
Total revenues	$27,104,480		$26,979,658		$124,822	0.5%

Cost of goods sold	4,902,097	18.1%	5,280,890	19.6%	(378,793)	-7.2%

Gross margin	22,202,383	81.9%	21,698,768	80.4%	503,615	2.3%

Salaries, benefits and related taxes	14,094,550	52.0%	13,200,837	48.9%	893,713	6.8%
Rent	1,254,087	4.6%	1,125,147	4.2%	128,940	11.5%
Consulting services	298,097	1.1%	321,472	1.2%	(23,375)	-7.3%
Legal and professional fees	477,102	1.8%	533,221	2.0%	(56,119)	-10.5%
Other expenses	1,867,501	6.9%	1,627,514	6.0%	239,987	14.7%
Selling, general and administrative	1,676,869	6.2%	1,356,427	5.0%	320,442	23.6%
Total operating expenses	19,668,206	72.6%	18,164,618	67.3%	1,503,588	8.3%

Operating income/(loss)	2,534,177	9.3%	3,534,150	13.1%	(999,973)	-28.3%

Interest expense	(1,341,984)	-5.0%	(1,367,120)	-5.1%	25,136	1.8%
Interest income	21	0.0%	593	0.0%	(572)	-96.5%
Change in derivatives	3,111,760	11.5%	795,779	2.9%	2,315,981	291.0%
Transaction gain/(loss)	(125,794)	-0.5%	5,010	0.0%	(130,804)	-2610.9%

Income/(loss) before income taxes and dividends	4,178,180	15.4%	2,968,412	11.0%	1,209,768	40.8%
Income tax (expense)	(490,215)	-1.8%	(1,194)	0.0%	(489,021)	40956.5%
Net income/(loss) attributable to common stockholders	$3,687,965	13.6%	$2,967,218	11.0%	$720,747	24.3%

Revenues for the year ended December 31, 2018 increased 0.5% from the year ended December 31, 2017. The table below provides a comparison of our recognized revenues for the years ended December 31, 2018 and December 31, 2017.

	For the year ended
Revenue activity	December 31, 2018		December 31, 2017		$ Change	% Change
Set-up fees	$3,792,670	14.0%	$4,981,941	18.5%	$(1,189,271)	-23.9%
Change orders	1,508,248	5.6%	1,540,167	5.7%	(31,919)	-2.1%
Maintenance	5,567,039	20.5%	5,107,787	18.9%	459,252	9.0%
Software licenses	11,571,134	42.7%	10,658,977	39.5%	912,157	8.6%
Professional services	2,917,556	10.8%	3,359,554	12.5%	(441,998)	-13.2%
Hosting	1,747,833	6.4%	1,331,232	4.9%	416,601	31.3%
Total	$27,104,480	100.0%	$26,979,658	100.0%	$124,822	0.5%

Overall revenue increased by approximately $124,822 or 0.5% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

We recorded revenue of $17,361,955 including $5,127,290 from licensing, $3,759,242 from set-up fees, and $3,660,821 from maintenance, associated with our TrialMaster software during the year ended December 31, 2018 compared to revenue of $20,250,111, including $6,499,120 from licensing, $4,981,941 from set-up fees, and $3,507,439 from maintenance, for the year ended December 31, 2017, a decrease of 14.3% year over year..

We recorded revenue of $7,447,837 associated with our TrialOne software for the year ended December 31, 2018 compared to revenue of $4,536,986 for the year ended December 31, 2017, an increase of 62.4% year over year. TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services since the software is currently primarily sold under a technology transfer basis.

We recorded revenue of $1,130,298 associated with our eClinical Suite software for the year ended December 31, 2018 compared to revenue of $1,680,090 for the year ended December 31, 2017. The eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded revenue of $594,765, including $83,674 from licensing and $193,559 from maintenance, associated with our Promasys software for the year ended December 31, 2018 compared to revenue of $512,471, including $101,218 from licensing and $251,483 from maintenance, for the year ended December 31, 2017.

We recorded revenue of $569,625 from our other products for the year ending December 31, 2018 compared to revenue of $-0- for our other products for the year ending December 31, 2017.

Our TrialMaster EDC application has historically primarily been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. Our eClinical Suite and TrialOne software applications have historically primarily been sold on a licensed or technology transfer basis.

Generally, ASP contracts will range in duration from one month to several years. ASP Setup fees are generally recognized in accordance with Accounting Standards Codification 606 (“ASC 606”) “Revenue From Contracts With Clients”, we recognize revenue when or as we transfer control of goods or services to the customer at an amount that we expect to be entitled. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis. Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical Solutions.

Our top five customers accounted for approximately 36% of our revenues during the year ended December 31, 2018 and approximately 36% of our revenues during the year ended December 31, 2017. One customer accounted for approximately 13% of our revenues during the year ended December 31, 2018. One customer accounted for approximately 10% of our revenues during the year ended December 31, 2017. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 7% or $378,793 for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Cost of goods sold were approximately 18% of revenues for the year ended December 31, 2018 compared to approximately 20% for the year ended December 31, 2017. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and pass-through expenses. The cost of goods sold percentage decrease can be mainly attributed to a decrease in pass-through expenses.

Overall, total operating expenses increased approximately 8% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Total operating expenses were approximately 73% of revenues during the year ended December 31, 2018 compared to approximately 67% of revenues for the year ended December 31, 2017. Operating expenses increased during the year ended December 31, 2018 primarily due to increases in salary and related expenses.

Salaries and related expenses were our biggest operating expense at 72% of total operating expenses for the year ended December 31, 2018 compared to 73% of total operating expenses for the year ended December 31, 2017. Salaries and related expenses increased 7% for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in salary expense is primarily related to increases in headcount in our research and product development department and our new subsidiary in India. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the year ended
Expense category	December 31, 2018	December 31, 2017	$ Change	% Change
OmniComm corporate operations	$10,209,784	$9,167,354	$1,042,430	11.4%
New Jersey operations office	1,060,706	1,024,865	35,841	3.5%
OmniComm Europe, GmbH	673,411	637,898	35,513	5.6%
OmniComm Ltd.	1,134,612	899,224	235,388	26.2%
OmniComm Spain S.L.	336,280	392,226	(55,946)	-14.3%
OmniComm Systems B.V.	287,246	510,748	(223,502)	-43.8%
OmniComm eClinical Solutions Pvt. Ltd.	96,802	-0-	96,802	n/a
Employee stock compensation	295,709	568,522	(272,813)	-48.0%
Total salaries and related expenses	$14,094,550	$13,200,837	$893,713	6.8%

As of December 31, 2018 we employed 164 employees and consultants Company-wide as follows: 67 out of our headquarters in Fort Lauderdale, Florida, 8 out of a regional operating office in Somerset, New Jersey and 26 in remote locations throughout the United States. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 14 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 2 in Leiden, the Netherlands and 2 in Japan. Our wholly-owned subsidiary, OmniComm eClinical Solutions Private Ltd., formed in July 2018, employs 25 in Bengaluru, India. We expect to continue to selectively add experienced sales and marketing personnel over the next year in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as internationally.

During the year ended December 31, 2018 we incurred $295,709 and during the year ended December 31, 2017 we incurred $568,522 in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by 12% during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The table below details the significant portions of our rent expense. In particular, the increase in 2018 is associated with our expansions of our corporate office and our UK office as well as the opening of our new office in Bengaluru, India. Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2018 we moved to a new co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in July 2019. We currently lease office space for a regional operating office in Somerset, New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2019. Our OmniComm eClinical Solutions Private Ltd. subsidiary leases office space in Bengaluru, India under a lease that expires in May 2023. Our Fort Lauderdale, Florida corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent for the year ended December 31, 2018 was a credit of $5,072 in non-cash, straight line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

	For the year ended
Expense category	December 31, 2018	December 31, 2017	$ Change	% Change
Corporate office	$449,250	$414,489	$34,761	8.4%
Co-location and disaster recovery facilities	547,475	509,162	38,313	7.5%
New Jersey operations office	52,592	52,592	-0-	0.0%
OmniComm Europe, GmbH	91,017	79,798	11,219	14.1%
OmniComm Ltd.	69,147	58,965	10,182	17.3%
OmniComm Spain S.L.	10,794	7,602	3,192	42.0%
OmniComm Systems B.V.	5,668	5,695	(27)	-0.5%
OmniComm eClinical Solutions Pvt. Ltd.	33,216	-0-	33,216	n/a
Straight-line rent expense	(5,072)	(3,156)	(1,916)	-60.7%
Total	$1,254,087	$1,125,147	$128,940	11.5%

Consulting services expense decreased to $298,097 for the year ended December 31, 2018 compared to $321,472 for the year ended December 31, 2017, a decrease of $23,375 or 7%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development decreased for the year ended December 31, 2018 as we decreased the utilization of the services of third-party sources for this work. Consulting fees for sales and marketing were lower for the year ended December 31, 2018 as we decreased the utilization of the services of third-party sources for this work.

	For the year ended
Expense category	December 31, 2018	December 31, 2017	$ Change	% Change
Sales and marketing	$70,355	$77,714	$(7,359)	-9.5%
Product development	227,742	243,758	(16,016)	-6.6%
Total	$298,097	$321,472	$(23,375)	-7.3%

Legal and professional fees decreased 11% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings, fees paid to investment bankers for investor relations and related services, and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to employment, securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2018 and December 31, 2017, respectively.

	For the year ended
Expense category	December 31, 2018	December 31, 2017	$ Change	% Change
Financial advisory	$27,633	$52,974	$(25,341)	-47.8%
Audit and related	61,472	46,777	14,695	31.4%
Accounting services	214,411	269,543	(55,132)	-20.5%
Legal-employment related	17,113	32,113	(15,000)	-46.7%
Legal-financial related	120,819	121,014	(195)	-0.2%
General legal	35,654	10,800	24,854	230.1%
Total	$477,102	$533,221	$(56,119)	-10.5%

Selling, general and administrative expenses (“SG&A”) increased approximately 24% for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase is primarily due to increases in marketing expense and office software expense. During the year ended December 31, 2018 we recorded a credit of $-0- in license fees associated with our license agreement with DataSci, LLC compared to a credit of $108,702 during the year ended December 31, 2017. In addition, SG&A relates primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Leiden, the Netherlands, Bonn, Germany and Bengaluru, India on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2018 we spent approximately $822,000 on marketing, sales and advertising as compared to approximately $701,000 in 2017. We expect that the 2019 marketing, sales and advertising expenses will be approximately $1,000,000 as we plan to increase our marketing efforts worldwide.

During the year ended December 31, 2018 we recognized $41,782 in bad debt expense compared to bad debt expense of $130,346 for the year ended December 31, 2017. During 2018, we continued to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure. We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2019.

Interest expense was $1,341,984 during the year ended December 31, 2018 compared to $1,367,120 for the year ended December 31, 2017, a decrease of $25,136. Interest incurred to related parties was $935,839 during the year ended December 31, 2018 and $947,688 for the year ended December 31, 2017. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings that we entered into. The table below provides detail on the significant components of interest expense for the years ended December 31, 2018 and December 31, 2017.

	For the year ended
Debt description	December 31, 2018	December 31, 2017	$ Change	% Change
Accretion of discount from derivatives	$273,583	$296,182	$(22,599)	-7.6%
August 2008 convertible notes	184,438	192,000	(7,562)	-3.9%
December 2008 convertible notes	504,000	516,383	(12,383)	-2.4%
September 2009 secured convertible debentures	-0-	54,962	(54,962)	-100.0%
General interest	218,489	141,598	76,891	54.3%
Related party notes payable	161,474	165,995	(4,521)	-2.7%
Total	$1,341,984	$1,367,120	$(25,136)	-1.8%

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short-term and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2018 and 2017 were obtained at the best terms available to the Company.

We record gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt and warrants that occurred during fiscal 2008 and 2009 and warrants associated with the issuance of promissory notes. We recorded a net unrealized gain of $3,111,760 during the year ended December 31, 2018 compared to a net realized gain of $48,375 and a net unrealized gain of $747,404 during the year ended December 31, 2017. The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and warrants were issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. This non-cash gain has materially impacted our results of operations during the year ended December 31, 2018 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

As of December 31, 2018, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage
Series B	$609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2018, we had working capital deficit of approximately $2,633,259.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	December 31, 2018	December 31, 2017	$ Change	% Change
Cash	$1,440,524	$1,176,551	$263,973	22.4%
Accounts receivable, net of allowance for doubtful accounts	6,175,277	7,492,597	(1,317,320)	-17.6%
Prepaid expenses	384,212	297,131	87,081	29.3%
Other current assets	5,204	11,463	(6,259)	-54.6%
Current assets	8,005,217	8,977,742	(972,525)	-10.8%

Accounts payable and accrued expenses	2,070,158	2,586,045	(515,887)	-19.9%
Convertible notes payable, current portion, net of discount	-0-	50,000	(50,000)	-100.0%
Deferred revenue, current portion	6,457,319	7,564,587	(1,107,268)	-14.6%
Patent litigation settlement liability, current portion	-0-	112,500	(112,500)	-100.0%
Capital Lease Liability	115,761	-0-	115,761	n/a
Conversion feature liability, related parties	670,634	1,604,723	(934,089)	-58.2%
Conversion feature liability	35,705	81,224	(45,519)	-56.0%
Warrant liability, related parties	601,781	2,196,570	(1,594,789)	-72.6%
Warrant liability	687,118	1,244,229	(557,111)	-44.8%
Current liabilities	10,638,476	15,439,878	(4,801,402)	-31.1%

Working capital (deficit)	$(2,633,259)	$(6,462,136)	$3,828,877	59.3%

Statement of Cash Flows Disclosure
	For the year ended
	December 31, 2018	December 31, 2017	$ Change	% Change
Net cash provided by/(used in) operating activities	$1,219,069	$865,882	$353,187	40.8%
Net cash provided by/(used in) investing activities	(1,401,747)	(242,384)	(1,159,363)	-478.3%
Net cash provided by/(used in) financing activities	482,183	(879,750)	1,361,933	154.8%

Net increase/(decrease) in cash and cash equivalents	263,973	(262,781)	526,754	200.5%

Changes in operating accounts	(784,201)	(2,658,757)	1,874,556	70.5%

Effect of non-cash transactions on cash and cash equivalents	$(1,684,695)	$557,421	$(2,242,116)	-402.2%

Cash and Cash Equivalents

Cash and cash equivalents increased to $1,440,524 at December 31, 2018 from $1,176,551 at December 31, 2017. The increase is primarily comprised of net income of $3,687,965, offset by non-cash transactions of ($1,684,695), changes in working capital accounts of ($784,201), investment activities of ($1,401,747) and financing transactions of $482,183.

Capital Expenditures

We currently have $290,850 for capital lease obligations. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

Presently, we have approximately $500,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next 12 months. We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2018:

Contractual obligation		Payments due by period
	Total	Less than 1 year	1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$557,500	$-0-	$557,500	(2)	$-0-		$-0-
Convertible notes (1)	5,970,000	-0-	5,770,000	(3)	200,000	(4)	-0-
Lines of credit (5)	2,900,000	-0-	2,900,000		-0-		-0-
Operating lease obligations (6)	1,827,416	655,901	414,973		340,029		416,513	(7)
Capital lease obligations (8)	290,850	115,761	123,473		51,616		-0-
Total	$11,545,766	$771,662	$9,765,946		$591,645		$416,513

1.	Amounts do not include interest to be paid.
2.	Includes $420,000 in 10% notes payable that mature in April 2020 and $137,500 in 12% notes payable that mature in April 2020.
3.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,000,000 in 12% convertible notes that mature in April 2020.
4.	Includes $200,000 in 12% convertible notes that mature in April 2021.
5.	Includes $2,900,000 due on the revolving Line of Credit with The Northern Trust Company.
6.

Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our co-location and disaster recovery locations in Ohio, Florida and Germany, our office in England, our office in the Netherlands, our European headquarters in Germany and our office in India.

7.	Includes office lease obligations through 2023.
8.	Includes capital lease obligations for hardware located in our co-location sites in Ohio and Germany.

 Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Cornelis F. Wit, our then Chief Executive Officer and director, ("Mr. Wit") in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On August 31, 2017, the Company repaid $50,000 to Mr. Wit. On December 27, 2018, the Company and Mr. Wit cancelled the remaining outstanding $400,000 in principal in exchange for the exercise price of $400,000 for 1,600,000 warrants of the 2,000,000 warrants with an exercise price of $0.25 per share that he exercised on that date.

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

On June 30, 2016 the Company and our former director, Mr. van Kesteren (“Mr. van Kesteren") extended the maturity date of $150,000 of convertible debentures originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On June 30, 2017 the Company and Mr. van Kesteren extended the maturity date of his $150,000 of convertible debentures to April 1, 2019. The expiration date of the warrants associated with the debentures was also extended to April 1, 2019. On June 30, 2018, the Company repaid $150,000 to Mr. van Kesteren.

On September 30, 2018 the Company repaid the remaining outstanding $50,000 in principal on our 10% Convertible Notes that were issued in 1999.

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017, the Company repaid $90,000 to one of the lenders. On December 31, 2018, the Company repaid $145,000 to one of the lenders.

On April 7, 2017 the Company renewed the $5,000,000 Line of Credit from The Northern Trust Company ("Line of Credit"). The Line of Credit matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At December 31, 2018, $2,900,000 was outstanding on the Line of Credit at an interest rate of 4.5%.

On June 30, 2017, the Company and the holder extended the maturity date of $200,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

During the next twelve months we do not have any debt maturing.

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

In 2018 the Company borrowed $250,000 on the Line of Credit. In 2017 the Company repaid $50,000 on the Line of Credit. As of December 31, 2018, the Company had $2,900,000 in outstanding borrowings under the Line of Credit.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report, being December 31, 2018, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2017). Based on the assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors,” “Management,” “Compliance with Section 16(a) of the Exchange Act,” and “Equity Compensation Plan Information,” in our Proxy Statement for our 2019 Annual Meeting of Stockholders to be held on June 13, 2019 (the “Proxy Statement”).

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Appointment of the Independent Registered Public Accounting Firm for the Current Fiscal Year” in the Proxy Statement.

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

2.2	Amendment to Agreement and Plan of Reorganization dated November 3, 1998
2.3	Agreement and Plan of Merger (acquisition of Education Navigator, Inc. by OmniComm Systems, Inc.) dated June 26, 1998

3.1*	Certificate of Incorporation
3.2	Certificate of Merger
3.3	Certificate of Amendment – Certificate of Incorporation
3.4	Certificate of Designation – Series A Preferred Stock
3.5	Certificate of Increase – Series A Preferred Stock
3.6	Certificate of Designation –Series B Preferred Stock
3.7	Certificate of Amendment – Certificate of Incorporation
3.8*	By-laws
3.9	Certificate of Correction – Certificate of Designation – Series B Preferred Stock
3.10	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock
3.11	Certificate of Amendment – Certificate of Incorporation
3.12	Certificate of Designation – Series C Preferred Stock
3.13	Certificate of Correction – Certificate of Designation – Series A Preferred Stock
3.14	Certificate of Amendment – Certificate of Incorporation
3.15	Certificate of Designation – Series D Preferred Stock
3.16	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock
4.1	Form of 10% Convertible Note
4.2	Notice on requests for non-material agreements
4.3	Promissory Note payable to The Northern Trust Company dated April 7, 2017
4.4	Pledge Agreement between The Northern Trust Company and Cornelis F. Wit Revocable Trust dated April 7, 2017
4.5	Securities Account Control Agreement between The Northern Trust Company and Cornelis F. Wit Revocable Trust dated April 7, 2017
10.1 Ø	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit dated June 1, 2002
10.2 Ø	Amendment to Employment Agreement between the Company and Cornelis F. Wit dated August 22, 2003
10.3 Ø	Employment Agreement between the Company and Randall G. Smith dated September 1, 2004
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

10.5 Ø	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006
10.6	Securities Purchase Agreement dated August 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto
10.7	Form of Debenture dated August 29, 2008
10.8	Form of Warrant dated August 29, 2008
10.9	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto
10.10	Form of Debenture dated December 16, 2008
10.11	Form of Warrant December 16, 2008
10.12	Settlement and Licensing Agreement with DataSci, LLC effective date April 2, 2009
10.13	First Amendment to Settlement and Licensing Agreement with DataSci, LLC dated June 22, 2009
10.14	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto
10.15	Form of Debenture dated September 30, 2009
10.16	Form of Warrant dated September 30, 2009
10.17	Form of Security Interest Agreement dated September 30, 2009
10.18	Securities Purchase Agreement dated December 31, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto

10.19	Form of Debenture dated December 31, 2009
10.20	Form of Warrant dated December 31, 2009
10.21	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit
10.22 Ø	2009 Equity Incentive Plan and form of stock option agreement relating thereto
10.23 Ø	Form of Restricted Stock Agreement used for grants of restricted stock under the 2009 Equity Incentive Plan
10.24	Amendment Number Two to Securities Purchase Agreement between the Company and the Leonard and Janine Epstein 2012 Revocable Trust dated February 22, 2013
10.25	Amendment Number Two to Securities Purchase Agreement between the Company and Richard & Carolyn Danzansky dated February 22, 2013
10.26	Amendment Number Two to Securities Purchase Agreement between the Company and Paul Spitzberg dated February 22, 2013
10.27	Lease Agreement Office Accommodation (Leiden, Netherlands, for Promasys B.V.) dated November 1, 2013
10.28	Warrant agreement with Cornelis F. Wit dated January 31, 2015
10.29	Amendment Number Three to Securities Purchase Agreement dated September 30, 2009 between the Company and Leonard and Janine Epstein Revocable Trust dated April 1, 2015
10.30	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Richard & Carolyn Danzansky dated April 1, 2015
10.31	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Paul Spitzberg dated April 1, 2015
10.32	Pledgor Fee and Reimbursement Agreement with Cornelis F. Wit dated August 13, 2015
10.33	Third Amendment to Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated September 16, 2010
10.34	Fourth Amendment to Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated May 29, 2015
10.35	Lease Agreement (Monmouth Junction, New Jersey) dated August 12, 2009
10.36	First Amendment of Lease Agreement (Monmouth Junction, N.J.) dated February 28, 2013
10.37	Lease Agreement (Bonn, Germany)
10.38	Lease Agreement (Southampton, United Kingdom) dated September 6, 2012
10.39 †*	Form of Promissory Note and Schedule of Substantially Identical Promissory Notes
10.40 †*	Form of Extension of Maturity Date of Convertible Debenture and Schedule of Substantially Identical Extensions of Maturity Date of Convertible Debenture
10.41 †*	Form of Extension of Maturity Date of Warrants and Schedule of Substantially Identical Extensions of Maturity Date of Warrants
10.42	Warrant Termination Agreement with Cornelis F. Wit dated November 19, 2015
10.43 Ø	Amendment No. 2 to Executive Employment Agreement dated April 15, 2016 with Cornelis F. Wit
10.44 Ø	Amendment No. 1 to Executive Employment Agreement dated April 15, 2016 with Stephen E. Johnson
10.45 †*	Form of Common Stock Purchase Warrant and Schedule of Substantially Identical Common Stock Purchase Warrants
10.46	Lease Agreement (Somerset, N.J.) dated December 17, 2015
10.47 Ø	2016 Equity Incentive Plan and form of stock option agreement and form or restricted stock award agreement relating thereto
10.48 Ø	Employment Agreement between the Company and Thomas E. Vickers dated March 14, 2017
10.49 Ø	Amendment No. 1 to Executive Employment Agreement between the Company and Randall G. Smith dated March 14, 2017
10.50	Lease Agreement (Southampton, United Kingdom) dated September 10, 2017

EXHIBIT NO.	DESCRIPTION
21*	Subsidiaries of the Company
23*	Consent of Liggett & Webb, P.A., independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

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

Dated: March 28, 2019

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit
Cornelis F. Wit, Executive Chairman

By: /s/ Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Principal Executive Officer	March 28, 2019
Cornelis F. Wit	and Executive Chairman

/s/ Randall G. Smith	Executive Vice Chairman	March 28, 2019
Randall G. Smith

/s/ Thomas E. Vickers	Chief (Principal) Accounting and	March 28, 2019
Thomas E. Vickers	Financial Officer

/s/ Robert C. Schweitzer	Director	March 28, 2019
Robert C. Schweitzer

/s/ Adam F. Cohen	Director	March 28, 2019
Adam F. Cohen

/s/ Gary A. Shangold	Director	March 28, 2019
Gary A. Shangold

OMNICOMM SYSTEMS, INC.

 Financial Reporting Package

Form 10-K

for the Year Ended

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OmniComm Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income/(loss), shareholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company's auditor since 2010.

New York, New York

March 28, 2019

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$1,440,524	$1,176,551
Accounts receivable, net of allowance for doubtful accounts of $176,220 and $149,980, respectively	6,175,277	7,492,597
Prepaid expenses	384,212	297,131
Other current assets	5,204	11,463
Total current assets	8,005,217	8,977,742
Property and equipment, net	1,360,315	552,538
Other assets
Intangible assets, net	730,835	97,925
Other assets	131,847	46,714

TOTAL ASSETS	$10,228,214	$9,674,919

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,070,158	$2,586,045
Convertible notes payable, current portion	-0-	50,000
Deferred revenue, current portion	6,457,319	7,564,587
Capital lease liability, current portion	115,761	-0-
Patent settlement liability, current portion	-0-	112,500
Conversion feature liability, related parties	670,634	1,604,723
Conversion feature liability	35,705	81,224
Warrant liability, related parties	601,781	2,196,570
Warrant liability	687,118	1,244,229
Total current liabilities	10,638,476	15,439,878

LONG TERM LIABILITIES
Line of credit, long term	2,900,000	2,650,000
Notes payable, related parties, long term, net of current portion, net of discount of $-0- and $117,365, respectively	-0-	282,635
Notes payable, long term, net of current portion, net of discount of $123,184 and $279,402, respectively	434,316	423,098
Convertible notes payable, related parties, long term, net of current portion	5,770,000	5,770,000
Convertible notes payable, long term, net of current portion	200,000	350,000
Deferred revenue, long term, net of current portion	1,794,237	1,952,366
Capital lease liability, long term, net of current portion	175,089	-0-

TOTAL LIABILITIES	21,912,118	26,867,977

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively

	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively, at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 155,368,647 and 148,542,805 issued and outstanding, respectively, at $0.001 par value	155,370	148,544
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	56,233,085	54,379,454
Accumulated other comprehensive (loss)	(436,505)	(397,237)
Accumulated (deficit)	(68,635,854)	(72,323,819)

TOTAL SHAREHOLDERS' (DEFICIT)	(11,683,904)	(17,193,058)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$10,228,214	$9,674,919

 See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2018	2017
Revenues	$26,129,229	$26,067,933
Reimbursable revenues	975,251	911,725
Total revenues	27,104,480	26,979,658

Cost of goods sold	4,284,588	4,394,918
Reimbursable expenses-cost of goods sold	617,509	885,972
Total cost of goods sold	4,902,097	5,280,890

Gross margin	22,202,383	21,698,768

Operating expenses
Salaries, benefits and related taxes	14,094,550	13,200,837
Rent and occupancy expenses	1,254,087	1,125,147
Consulting services	298,097	321,472
Legal and professional fees	477,102	533,221
Travel	856,187	986,092
Telephone and internet	153,540	152,926
Selling, general and administrative	1,676,869	1,356,427
Bad debt expense	41,782	130,346
Intangible asset impairment	79,634	-0-
Depreciation expense	398,654	336,102
Amortization expense	337,704	22,048
Total operating expenses	19,668,206	18,164,618

Operating income/(loss)	2,534,177	3,534,150

Other income/(expense)
Interest expense, related parties	(935,839)	(947,688)
Interest expense	(406,145)	(419,432)
Interest income	21	593
Change in derivative liabilities	3,111,760	795,779
Transaction gain/(loss)	(125,794)	5,010
Income/(loss) before income taxes	4,178,180	2,968,412
Income tax (expense)	(490,215)	(1,194)
Net income/(loss) attributable to common stockholders	$3,687,965	$2,967,218

Net income/(loss) per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Weighted average number of shares outstanding
Basic	150,832,451	147,865,246
Diluted	164,618,868	148,177,984

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the year ended
	December 31,
	2018	2017
Net income/(loss) attributable to common stockholders	$3,687,965	$2,967,218
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(39,268)	13,268

Other comprehensive income/(loss)	(39,268)	13,268

Comprehensive income/(loss)	$3,648,697	$2,980,486

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

	Preferred Stock			Common Stock
	Series D Preferred		Additional			Additional		Accumulated other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)
Balances at December 31, 2016	250,000	$250	$999,750	147,786,917	$147,788	$53,425,956	$(75,291,037)	$(410,505)	$(21,127,798)

Employee stock option expense						364,271			364,271

Foreign currency translation adjustment								13,268	13,268

Restricted stock issuance/(forfeiture)				(16,668)	(17)	(2,817)			(2,834)

Cashless issuance of common stock, stock option exercise				22,556	23	(23)			-0-

Issuance of common stock, stock option exercise				250,000	250	35,000			35,250

Issuance of common stock, warrant exercise				500,000	500	154,500			155,000

Reclassification of conversion feature liability associated with convertible debt						402,567			402,567

Net income/(loss) for the year ended December 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	2,967,218	-0-	2,967,218

Balances at December 31, 2017	250,000	250	999,750	148,542,805	148,544	54,379,454	(72,323,819)	(397,237)	(17,193,058)

Employee stock option expense						201,562			201,562

Foreign currency translation adjustment								(39,268)	(39,268)

Restricted Stock Issuance/Forfeiture				925,000	925	93,222			94,147

Issuance of common stock, purchase of Acuity software				1,666,667	1,667	498,333			500,000

Cashless issuance of common stock, employee stock option exercise				34,175	34	(34)			-0-

Issuance of common stock, stock option exercise				200,000	200	44,800			45,000

Issuance of common stock, warrant exercise				4,000,000	4,000	1,005,248			1,009,248

Reclassification of conversion feature liability associated with convertible debt						10,500			10,500

Net income/(loss) for the year ended December 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	3,687,965	-0-	3,687,965

Balances at December 31, 2018	250,000	$250	$999,750	155,368,647	$155,370	$56,233,085	$(68,635,854)	$(436,505)	$(11,683,904)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$3,687,965	$2,967,218
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	(3,111,760)	(795,779)
Intangible asset impairment	79,634	-0-
Interest expense from derivative instruments	273,582	296,182
Employee stock compensation	295,709	568,522
Provision for doubtful accounts	41,782	130,346
Depreciation and amortization	736,358	358,150
Changes in operating assets and liabilities
Accounts receivable	1,275,538	(2,167,733)
Prepaid expenses	(87,081)	(101,216)
Other current assets	6,259	23,592
Other assets	(85,133)	4,607
Accounts payable and accrued expenses	(515,887)	462,972
Patent settlement liability	(112,500)	(858,702)
Deferred revenue	(1,265,397)	(22,277)
Net cash provided by/(used in) operating activities	1,219,069	865,882

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(849,344)	(242,384)
Purchase of Acuity software	(552,403)	-0-
Net cash (used in) investing activities	(1,401,747)	(242,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(345,000)	(915,000)
Repayments of notes payable, related parties	-0-	(105,000)
Proceeds/(repayments) from revolving line of credit	250,000	(50,000)
Proceeds from exercise of stock options	45,000	35,250
Proceeds from exercise of warrants	600,000	155,000
Principal repayment of capital lease obligation	(67,817)	-0-
Net cash provided by/(used in) financing activities	482,183	(879,750)

Effect of exchange rate changes on fixed and intangible assets	3,736	(19,797)
Effect of exchange rate changes on cash and cash equivalents	(39,268)	13,268
Net increase/(decrease) in cash and cash equivalents	263,973	(262,781)
Cash and cash equivalents at beginning of year	1,176,551	1,439,332

Cash and cash equivalents at end of year	$1,440,524	$1,176,551

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$327,319	$1,194
Interest	$1,144,586	$1,051,909

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$-0-	$350,000
Restricted stock issuance/(forfeiture)	$94,147	$(2,834)
Common stock issued for the purchase of Acuity software	$500,000	$-0-
Capital expenditures funded by capital lease borrowing	$359,603	$-0-
Reclassification of conversion feature liability associated with convertible debt	$10,500	$402,567
Reclassification of warrant feature liability associated with warrant exercise	$9,248	$-0-
Exercise of warrants as repayment of notes payable, related party	$400,000	$-0-

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

NOTE 1:               ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) and eClinical solutions and related value-added services to pharmaceutical and biotechnology companies, contract research organizations (“CROs”), and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC software applications; TrialMaster®; TrialOne®; IRTMaster™; Promasys®; eClinical Suite™; AutoEncoder and Acuity, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC and eClinical industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the year ended December 31, 2018 we spent approximately $3,370,233 which represents 12.4% of revenue and during the year ended December 31, 2017 we spent $2,854,428 which represents 10.6% of revenue on research and product development activities, which is primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company's subsidiary, OmniComm Ltd. in the United Kingdom is the British Pound Sterling. The functional currency of the Company's subsidiary, OmniComm eClinical Solutions Pvt Ltd. in India is the Indian Rupee. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $39,268 for the year ended December 31, 2018 and a translation gain of $13,268 for the year ended December 31, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

The fees associated with each business activity for the years ended December 31, 2018 and December 31, 2017, respectively are:

	For the year ended
Revenue activity	December 31, 2018	December 31, 2017
Set-up fees	$3,792,670	$4,981,941
Change orders	1,508,248	1,540,167
Maintenance	5,567,039	5,107,787
Software licenses	11,571,134	10,658,977
Professional services	2,917,556	3,359,554
Hosting	1,747,833	1,331,232
Total	$27,104,480	$26,979,658

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $176,220 as of December 31, 2018 and $149,980 as of December 31, 2017.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	December 31, 2018	December 31, 2017
Beginning of period	$149,980	$179,813
Bad debt expense	41,782	130,346
Write-offs	(15,542)	(160,179)
End of period	$176,220	$149,980

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2018, $861,565 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

Except as follows, the Company has no significant off balance sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2018. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of December 31, 2018, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 13% of our revenue during the year ended December 31, 2018 or approximately $3,528,000. One customer accounted for 10% of our revenues during the year ended December 31, 2017 or approximately $2,691,000. The following table summarizes the number of customers who individually comprise 10% or more of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the years presented.

One customer accounted for approximately 20% of our accounts receivable as of December 31, 2018. One customer accounted for approximately 24% of our accounts receivables as of December 31, 2017.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
December 31, 2018	1	13%	1	20%
December 31, 2017	1	10%	1	24%

The table below provides revenues from European customers for the years ended December 31, 2018 and December 31, 2017.

European revenues
For the year ended
December 31, 2018		December 31, 2017
European revenues	% of Total revenues	European revenues	% of Total revenues
$4,517,065	17%	$3,632,537	14%

The Company serves all of its hosting customers from third-party web hosting facilities located in the United States and Europe. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event the third-party web hosting facilities become unavailable, although in such circumstances, the Company's service may be interrupted during the transition.

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of December 31, 2018, the Company had $8,251,556 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 6.5 years. The Company had $6,457,319 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $821,693 for the year ended December 31, 2018 and $701,161 for the year ended December 31, 2017 and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are included in research and product development and are expensed as incurred. ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985.20. During the year ended December 31, 2018 we spent approximately $3,370,233, which represents 12.4% of revenue and during the year ended December 31, 2017 we spent approximately $2,854,428, which represents 10.6% of revenue on research and product development activities, which include costs associated with the development of our software products, and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Stockholders on June 16, 2016. The 2016 Plan provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of December 31, 2018, 11,025,000 shares were authorized under the 2016 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

In March 2016, April 2016, and December 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", (“ASU 2016-08”), ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing", (“ASU 2016-10”), and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers", (“ASU 2016-20”) respectively, which further clarify the guidance for those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectability, noncash consideration, presentation of sales tax and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this guidance did not have a material impact on our financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

NOTE 3:               EARNINGS/(LOSS) PER SHARE

Basic income/(loss) per share was calculated using the weighted average number of shares outstanding of 150,832,451 for the year ended December 31, 2018 and 147,865,246 for the year ended December 31, 2017.

Antidilutive shares aggregating 13,390,677 for the year ended December 31, 2018 and 43,343,224 for the year ended December 31, 2017 have been omitted from the calculation of dilutive income/(loss) per share as the shares were antidilutive. The table below provides a reconciliation of anti-dilutive securities outstanding as of December 31, 2018 and December 31, 2017.

Anti-dilutive security	December 31, 2018	December 31, 2017
Employee stock options	725,000	4,225,000
Warrants	12,550,000	27,020,000
Convertible notes	-0-	11,980,000
Shares issuable for accrued interest	115,677	118,224
Total	13,390,677	43,343,224

The employee stock options are exercisable at prices ranging from $0.17 to $0.34 per share. The exercise price on the stock warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

Provided below is the reconciliation between numerators and denominators of the basic and diluted income/(loss) per shares.

	For the year ended
	December 31, 2018			December 31, 2017
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$3,687,965	150,832,451	$0.02	$2,967,218	147,865,246	$0.02

Effect of dilutive securities	(280,117)	13,786,417	(0.02)	4,766	312,738	-0-

Diluted EPS	$3,407,848	164,618,868	$0.02	$2,971,984	148,177,984	$0.02

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

NOTE 4:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2018			December 31, 2017
Description	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$3,067,069	$2,202,166	$864,903	$2,322,833	$1,949,982	$372,851	5
Leasehold improvements	136,648	106,362	30,286	118,380	98,901	19,479	5
Computer software	2,426,339	1,991,842	434,497	2,010,999	1,886,342	124,657	3
Office furniture	169,120	138,491	30,629	162,799	127,248	35,551	5
Total	$5,799,176	$4,438,861	$1,360,315	$4,615,011	$4,062,473	$552,538

Depreciation expense was $398,654 for the year ended December 31, 2018 and $336,102 for the year ended December 31, 2017.

NOTE 5:                INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2018			December 31, 2017
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	113,220	113,220	-0-	118,780	32,994	85,786	15
Promasys B.V. software code	72,837	72,837	-0-	72,837	60,698	12,139	5
Promasys B.V. URLs/website	57,182	57,182	-0-	59,990	59,990	-0-	3
Acuity software code	1,052,403	321,568	730,835	-0-	-0-	-0-	3
Total	$2,688,343	$1,957,508	$730,835	$1,644,308	$1,546,383	$97,925

During the second quarter of 2018 we recognized an impairment loss of $79,634 on the Promasys B.V. customer list after performing a fair value analysis on the asset utilizing a discounted cash flow model. The impairment charge is separately presented on the Statement of Operations.

Amortization expense was $337,704 for the year ended December 31, 2018 and $22,048 for the year ended December 31, 2017.

Annual amortization expense for the Company’s intangible assets is as follows:

Year	Amortization
2019	$350,801
2020	350,801
2021	29,233
Total	$730,835

NOTE 6:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	December 31, 2018	December 31, 2017
Accounts payable	$895,145	$1,303,073
Accrued payroll and related costs	851,530	925,890
Other accrued expenses	250,570	184,131
Accrued interest	72,913	172,951
Total accounts payable and accrued expenses	$2,070,158	$2,586,045

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

NOTE 7:                LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit with The Northern Trust Company ("Line of Credit") guaranteed by Cornelis F. Wit, our then Chief Executive Officer and Director ("Mr. Wit"). Mr. Wit receives 2.0% interest (approximately $9,500 per month) on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At December 31, 2018, $2,900,000 was outstanding on the Line of Credit at an interest rate of 4.5%.

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

At December 31, 2018, the Company owed $557,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2018	Current	term	Current	term
6/30/2016	4/1/2020	10%	$420,000	$-0-	$420,000	$-0-	$-0-
6/30/2016	4/1/2020	12%	137,500	-0-	137,500	-0-	-0-
Discount on notes payable				-0-	(123,184)	-0-	-0-
Total			$557,500	$-0-	$434,316	$-0-	$-0-

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

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On December 5, 2016 Mr. Wit sold 1,000,000 of the warrants to an employee of the Company. On December 27, 2018, the Company and Mr. Wit cancelled the remaining outstanding $400,000 in principal in exchange for the exercise price of $400,000 for 1,600,000 warrants of the 2,000,000 warrants with an exercise price of $0.25 per share that he exercised on that date.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017 a promissory note for $90,000 was repaid in full. On December 31, 2018, the Company repaid $145,000 to one of the lenders.

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

NOTE 8:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of December 31, 2018.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2018	Related	Non related	Related	Non related
8/29/2008	4/1/2020	10%	$1,770,000	$-0-	$-0-	$1,770,000	$-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$5,970,000	$-0-	$0	$5,770,000	$200,000

The following table summarizes the convertible debt outstanding as of December 31, 2017.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2017	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2019	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$6,170,000	$-0-	$50,000	$5,770,000	$350,000

10% Convertible Notes

During 1999 the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. On September 30, 2018, the final $50,000 note was repaid in full along with the accrued interest of $96,949. As of December 31, 2018, $862,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $-0-.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

On June 30, 2018, the Company repaid the $150,000 in principal to Mr. van Kesteren.

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2018 are as follows:

Year	Amount
2019	$-0-
2020	5,770,000
2021	200,000
Total	$5,970,000

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2018 and December 31, 2017.

The Company’s financial assets or liabilities subject to ASC 820 as of December 31, 2018 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009, the warrants issued during 2011 and 2016 that are associated with notes payable and the value of Intellectual Property and a customer list associated with the acquisition of Promasys B. V. during 2013. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of December 31, 2018 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Derivatives: (1) (2)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$706,339	$-0-	$-0-	$706,339
Warrant liability	1,288,899	-0-	-0-	1,288,899
Total of derivative liabilities	$1,995,238	$-0-	$-0-	$1,995,238

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2018.

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet.

Significant valuation assumptions for derivative instruments at December 31, 2018

Risk free interest rate	2.70%	to	2.70%
Dividend yield		0.00%
Expected volatility	92.2%	to	97.0%
Expected life (range in years)
Conversion feature liability	1.25	to	2.25
Warrant liability	0.00	to	2.25

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

A summary as of December 31, 2018 of the fair value of assets measured at fair value on a nonrecurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Acquired assets (1)	December 31, 2017	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Promasys B.V. customer list (2) (3)	$85,786	$-0-	$-0-	$-0-	$136,253
Promasys B.V. software code (2)	12,139	-0-	-0-	-0-	72,943
Acuity software code (4)	-0-	730,835	-0-	-0-	1,052,403
Total	$97,925	$730,835	$-0-	$-0-	$1,261,599

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

	Other income/(expense)
	For the year ended
	December 31, 2018	December 31, 2017
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gains/(losses) from changes in derivative liabilities at the reporting date	$3,111,760	$795,779

Total unrealized and realized gains/(losses) included in earnings	$3,111,760	$795,779

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the years ended December 31, 2018 and December 31, 2017. The tables reflect gains and losses for all financial liabilities at fair value categorized as Level 3 as of December 31, 2018 and December 31, 2017.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
	beginning	Net realized	Net unrealized	and	associated with	end
Derivatives:	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of year
Conversion feature liability	$(1,685,947)	$-0-	$969,108	$-0-	$10,500	$(706,339)
Warrant liability	(3,440,799)	-0-	2,142,652	9,248	-0-	(1,288,899)
Total of derivative liabilities	$(5,126,746)	$-0-	$3,111,760	$9,248	$10,500	$(1,995,238)

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
	beginning	Net realized	Net unrealized	and	associated with	end
Derivatives:	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of year
Conversion feature liability	$(2,325,730)	$48,375	$188,841	$-0-	$402,567	$(1,685,947)
Warrant liability	(3,999,362)	-0-	558,563	-0-	-0-	(3,440,799)
Total of derivative liabilities	$(6,325,092)	$48,375	$747,404	$-0-	$402,567	$(5,126,746)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

NOTE 10:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at December 31, 2018 are as follows:

Year	Payments
2019	$655,901
2020	414,973
2021	340,029
2022	340,270
Thereafter	76,243
Total	$1,827,416

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $1,254,087 for the year ended December 31, 2018 and $1,125,147 for the year ended December 31, 2017.

The Company’s corporate office lease expires in February 2023. The Company’s lease on its New Jersey field office expires in March 2021. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2020. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2019. The Company currently operates its wholly-owned subsidiary, OmniComm Systems B.V., in the Netherlands under the terms of a lease that expires in October 2019. The Company currently operates its wholly-owned subsidiary, OmniComm eClinical Solutions Private Ltd. in India under the terms of a lease that expires in May 2023.

The Company currently leases computer hardware for its operations under leases classified as capital leases. The leased equipment is amortized on a straight line basis over five years. The minimum future lease payments required under the Company’s capital leases at December 31, 2018 are as follows:

Year	Payments
2019	$131,067
2020	131,067
2021	52,398
Total minimum capital lease payments	314,532
Less: Amount representing interest	(23,682)
Present value of minimum capital lease payments	$290,850

 LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

PATENT LITIGATION SETTLEMENT

Effective April 2, 2009, we entered into a Settlement and Licensing Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and Licensing Agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci (i) granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim for the Licensed Products and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis, and (ii) released us from any and all claims of infringement of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement. Licensed Products is defined as all products and services of OmniComm and of its subsidiaries in the field of electronic data capture, whether sold by OmniComm directly or through its affiliates, parents, subsidiaries, partners, vendors, agents and/or representatives, including TrialMaster, products and services or other products and services that perform the substantially equivalent function of TrialMaster, and any other products and services that OmniComm may develop in the future in the field of electronic data capture. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we were obligated to pay royalties quarterly for sales of Licensed Products from January 1, 2008 until December 31, 2017 in the amount of the greater of two percent (2%) of our annual gross revenues from Licensed Products or, alternatively, the annual minimum royalty payment(s). The Settlement and Licensing Agreement and the amendment thereto (described below) could be terminated on thirty (30) days’ notice by the licensor if we were in default on our obligations thereunder and failed to cure such default within the thirty (30) day period after notice is provided. In addition to the payment of royalties, the Settlement and Licensing Agreement imposed certain obligations on us including commercialization, certain sublicensing, other payments, insurance, and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share. The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant was exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant on December 31, 2017. On December 31, 2017 DataSci exercised 50% of the warrant for 500,000 common shares and requested cash payment on 50% of the warrant. As a result of the exercise, DataSci received 500,000 restricted common shares and a net cash payment of $145,000. Effective December 31, 2017 we had no future liability or expense under the Settlement and Licensing Agreement.

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

The Company recorded a credit to earnings of $-0- during the year ended December 31, 2018 and a credit to earnings of $108,702 during the year ended December 31, 2017, which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the years ended December 31, 2018 and December 31, 2017 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

The Company has employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Executive Chairman

Randall G. Smith, Executive Vice Chairman

Stephen E. Johnson, Chief Executive Officer and President

Thomas E. Vickers, Chief Financial Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly cancelled by either the employee or the Company ninety days prior to the end of the term. Under the terms of the agreement, the Company may terminate the employee’s employment upon 30 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements provide for non-disclosure provisions and severance benefits for 12 months, including upon a change in control, as well as non-compete clauses.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

NOTE 11:             RELATED PARTY TRANSACTIONS

As of December 31, 2018, the Company has an aggregate of $5,770,000 of convertible debentures to our Executive Chairman and Chairman of the Board, Cornelis F. Wit (“Mr. Wit”), and have issued certain warrants to Mr. Wit, as follows:

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

●

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Mr. Wit in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On August 31, 2017, the Company repaid $50,000 to Mr. Wit. On December 27, 2018, the Company and Mr. Wit cancelled the remaining outstanding $400,000 in principal in exchange for the exercise price of $400,000 for 1,600,000 warrants of the 2,000,000 warrants with an exercise price of $0.25 per share that he exercised on that date.

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit with The Northern Trust Company guaranteed by Mr. Wit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) on the assets pledged for the Line for Credit. The Line of Credit matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At December 31, 2018, $2,900,000 was outstanding on the Line of Credit at an interest rate of 4.5%.

The Company incurred interest expense payable to related parties of $935,839 for the year ended December 31, 2018 and $947,688 for the year ended December 31, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

As of December 31, 2018 we had the following outstanding securities:

●	155,368,647 shares of common stock issued and outstanding;
●	22,020,000 warrants issued and outstanding to purchase shares of our common stock;
●	2,570,000 options issued and outstanding to purchase shares of our common stock;
●	250,000 Series D Preferred Stock issued and outstanding; and
●	$5,970,000 principal amount Convertible Debentures convertible into 11,940,000 shares of common stock.

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

On January 30, 2018, the Company issued 1,666,667 shares of Common stock to Algorithm, Inc pursuant to the Purchase Agreement dated January 30, 2018 for the purchase of the Acuity software.

On May 16, 2018 a former employee exercised stock options granted to the employee. As a result of the exercise, 100,000 common shares were issued to the individual.

On June 15, 2018 Kuno van der Post, our Chief Commercial Officer, exercised stock options granted to him. As a result of the exercise, 100,000 common shares were issued to the individual.

On September 6, 2018 the Company issued 225,000 restricted shares each to Stephen Johnson, our Chief Executive Officer, Thomas Vickers, our Chief Financial Officer, Keith Howells, our Chief Technology Officer and John Fontenault, our Chief Operating Officer for a total of 900,000 restricted shares.

On September 6, 2018 the Company issued 200,000 restricted shares to each of the five members of the board of directors for a total of 1,000,000 restricted shares.

On October 28, 2018 John Fontenault, our Chief Operating Officer exercised stock options granted to him in October 2013. As a result of the exercise, 34,175 common shares were issued to Mr. Fontenault.

On December 27, 2018 the Company issued 2,000,000 shares of Common stock to Cornelis F. Wit, our Executive Chairman, Executive Chairman of the Board of Directors and largest stockholder, upon the exercise of 2,000,000 warrants with an exercise price of $0.25 per share.

On December 27, 2018 the Company issued 1,000,000 shares of Common stock to Keith Howells, our Chief Technology Officer, upon the exercise of 1,000,000 warrants with an exercise price of $0.25 per share.

On December 31, 2018 the Company issued 1,000,000 shares of Common stock to Thomas E. Vickers, our Chief Financial Officer, upon the exercise of 1,000,000 warrants with an exercise price of $0.25 per share.

Effective December 31, 2018 150,000 of the 225,000 restricted shares issued to Stephen Johnson, our Chief Executive Officer, Thomas Vickers, our Chief Financial Officer, Keith Howells, our Chief Technology Officer and John Fontenault, our Chief Operating Officer on September 6, 2018 for a total of 600,000 restricted shares were forfeited as the performance goals had not been met.

Effective December 31, 2018 75,000 of the 200,000 restricted shares issued to each of the five members of the board of directors on September 6, 2018 for a total of 375,000 restricted shares were forfeited as the performance goals had not been met.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of December 31, 2018 and December 31, 2017 and the per share amount by class of preferred stock.

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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
●

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,887 and $609,887, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2018 and December 31, 2017, respectively.

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

There were cumulative arrearages of $1,472,093 and $1,472,093, or $4.37 and $4.37 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2018 and December 31, 2017, respectively.

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

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

 Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued as part of debt transactions for the years ended December 31, 2018 and December 31, 2017, and the related changes during these years.

December 31, 2018						December 31, 2018
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	22,020,000	1.06	$0.45	22,020,000	$0.45

December 31, 2017						December 31, 2017
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	27,020,000	1.84	$0.42	27,020,000	$0.42

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

Warrants
Balance at December 31, 2016	27,860,000
Issued	-0-
Exercised	-0-
Expired/forfeited	(840,000)
Balance at December 31, 2017	27,020,000
Issued	-0-
Exercised	(4,000,000)
Expired/forfeited	(1,000,000)
Balance at December 31, 2018	22,020,000
Warrants exercisable at December 31, 2018	22,020,000

Weighted average fair value of warrants granted during 2018	n/a

Other Comprehensive Income/(Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive income/(loss). The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive income/(loss).

	Foreign currency translation	Accumulated other comprehensive income/(loss)
Balance at December 31, 2016	$(410,505)	$(410,505)
2017 Activity	13,268	13,268
Balance at December 31, 2017	(397,237)	(397,237)
2018 Activity	(39,268)	(39,268)
Balance at December 31, 2018	$(436,505)	$(436,505)

NOTE 13:              EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and stockholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026. As of December 31, 2018, 11,025,000 shares were authorized under the 2016 Plan.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

On September 6, 2018, the Company entered into restricted stock agreements (“RSAs”) with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer intended to provide incentive to the executives to ensure certain economic performance of the Company. The shares issuable under the RSAs were valued as of the grant date at $0.33 per share. The RSAs provided for the issuance of up to 225,000 performance related shares of the Company's common stock to each of the executives provided certain milestones were met as follows: a) 75,000 performance related shares are subject to individual performance. b) If the Company's 2018 Revenue equals or exceeds $30 million and the Company’s 2018 EBITDA equals or exceeds $6 million, the Company would award 75,000 shares of common stock; c) If the Company's 2018 Revenue equals or exceeds $32 million and the Company’s 2018 EBITDA equals or exceeds $7 million, the Company would award an additional 75,000 shares of common stock. The restrictions on 1/3 of the awarded performance shares will lapse on the first, second and third anniversaries of the 2018 Annual Stockholder Meeting, which was held on June 7, 2018. Effective December 31, 2018 the Company had not achieved the milestones relating to Revenue and EBITDA and therefore each of the Officers forfeited 150,000 of the 225,000 restricted shares that had been issued to each of them.

On September 6, 2018, the Company entered into restricted stock agreements (“RSAs”) with its Board of Directors intended to provide incentive to ensure certain economic performance of the Company. The shares issuable under the RSAs were valued as of the grant date at $0.33 per share. The RSAs provided for the issuance of a total of 200,000 restricted shares with the restrictions lapsing on the day prior to the the 2019 Annual Stockholder Meeting to each director. The RSAs include 75,000 performance related shares of the Company's common stock that are subject to the Company's 2018 Revenue equaling or exceeding $30 million and the Company’s 2018 EBITDA equaling or exceeding $6 million. Efeective December 31, 2018 the Company had not achieved the milestones relating to Revenue and EBITDA and therefore each of the directors forfeited 75,000 of the 200,000 restricted shares that had been issued to each of them.

As of December 31, 2018, there were 2,395,000 outstanding options, 100,000 exercised options and 925,000 restricted stock shares that have been granted under the 2016 Plan. At December 31, 2018, there were 7,605,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

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

As of December 31, 2018, there were 175,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan. At December 31, 2018, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2016	1,225,000	$0.17	2.62	$83,425
Granted	4,650,000	0.26
Exercised	(300,000)	0.13
Forfeited/cancelled/expired	(300,000)	0.14

Outstanding at December 31, 2017	5,275,000	0.26	4.09	$130,475
Granted	570,000	0.28
Exercised	(300,000)	0.21
Forfeited/cancelled/expired	(2,975,000)	0.25

Outstanding at December 31, 2018	2,570,000	$0.28	3.47	$16,675

Vested and exercisable at December 31, 2018	887,500	$0.25	2.92	$14,425

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

The total number of shares vested and the fair value of shares vested for the years ended December 31, 2018 and December 31, 2017, respectively, was:

Fair value of options vesting for the year ended	Number of options vested	Fair value of options vested
December 31, 2018	812,500	$179,978
December 31, 2017	62,500	$12,742

Cash received from stock option exercises for the year ended December 31, 2018 was $45,000 and $35,250 for the year ended December 31, 2017. Due to the Company’s net loss position, no income tax benefit has been realized during the years ended December 31, 2018 and December 31, 2017.

The following table summarizes information concerning options outstanding at December 31, 2018:

Awards breakdown by price range at December 31, 2018
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	150,000	0.93	$0.17	150,000	0.93	$0.17
0.21	to	0.30	1,695,000	3.54	0.26	550,000	3.15	0.25
0.31	to	0.50	725,000	3.82	0.34	187,500	3.82	0.34
0.00	to	0.50	2,570,000	3.47	$0.28	887,500	2.92	$0.25

The following table summarizes information concerning options outstanding at December 31, 2017:

Awards breakdown by price range at December 31, 2017
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	300,000	1.93	$0.18	250,000	1.48	$0.17
0.21	to	0.30	4,250,000	4.12	0.25	150,000	1.30	0.22
0.31	to	0.50	725,000	4.82	0.34	-0-	0.00	0.00
0.00	to	0.50	5,275,000	4.09	$0.26	400,000	1.42	$0.19

The weighted average fair value (per share) of options granted during the year ended December 31, 2018 was $0.23 and $0.21 for the year ended December 31, 2017 using the Black Scholes option-pricing model.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2018 and 2017. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

DECEMBER 31, 2018 AND DECEMBER 31, 2017

The fair value of share-based payments was estimated using the Black Scholes option pricing model with the following assumptions for grants made during the periods indicated.

	Stock option assumptions for the period ended
Stock option assumptions	December 31, 2018	December 31, 2017
Risk-free interest rate	2.91%	1.81%
Expected dividend yield	0.0%	0.0%
Expected volatility	111.0%	127.1%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value for the Company incentive stock plans:

	Weighted average grant date fair value
	for the year ended December 31,
	2018	2017
Stock options granted during the period	$0.23	$0.21

Stock options vested during the period	$0.22	$0.20

Stock options forfeited during the period	$0.19	$0.13

A summary of the status of the Company’s non-vested shares underlying stock options as of December 31, 2018, and changes during the year ended December 31, 2018 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2018	4,875,000	$0.21

Nonvested shares at December 31, 2018	1,682,500	$0.24

As of December 31, 2018, approximately $267,766 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.88 years.

NOTE 14:              INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	December 31, 2018	December 31, 2017
Federal statutory rate applied to income/(loss) before income taxes	$1,058,960	$1,117,014
Increase/(decrease) in income taxes results from:
Current tax expense/(benefit)	490,215	1,194
Nondeductible expenses	(582,309)	(44,845)
Change in deferred assets	18,354	(35,423)
Change in valuation allowance	(495,005)	(1,036,746)

Income tax expense/(benefit)	$490,215	$1,194

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

The components of income tax expense/(benefit) for the year ended:

	December 31, 2018	December 31, 2017
Current tax expense/(benefit):	$490,215	$1,194
Deferred tax expense/(benefit):
Bad debt allowance	(6,651)	11,226
Operating loss carryforward	483,302	1,060,942
Amortization of intangibles	18,354	5,482
Patent litigation settlement	-0-	(40,904)
	985,220	1,037,940
Valuation allowance	(495,005)	(1,036,746)

Total tax expense/(benefit)	$490,215	$1,194

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Amortization of intangibles	$253,466	$261,771
Bad debt allowance	68,133	55,436
Patent litigation liability accrual	359,377	169,709
Impact of the Tax Cuts and Jobs Act	-0-	(1,699,440)
Operating loss carryforwards	15,585,125	17,973,631
Gross deferred tax assets	16,266,101	16,761,107
Valuation allowance	(16,266,101)	(16,761,107)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $30,636,792. This loss is allowed to be offset against future income until the year 2038 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2018. The change in the valuation allowance for the year ended December 31, 2018 was a decrease of $495,005. The Company's tax returns for the prior three years remain subject to examination by major tax jurisdictions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate tax rate to 21 percent effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional change of $1,699,440, with a corresponding net adjustment to valuation allowance of $1,699,440 as of December 31, 2018.

NOTE 15:              SUBSEQUENT EVENTS

Subsequent to December 31, 2018 the Company repaid $1,400,000 on its Line of Credit.

Subsequent to December 31, 2018 the Company cancelled the performance based stock option grants to the executive officers and external directors that had been granted in 2018 as the performance criteria had not been met.

Subsequent to December 31, 2018 Randall G Smith, the Company's Executive Vice Chairman exercised 1,800,000 warrants with an exercise price of $0.25 per share, as a result 1,800,000 shares were issued to Mr. Smith.

Subsequent to December 31, 2018 an employee exercised 1,000,000 warrants with an exercise price of $0.25 per share with a cashless exercise, as a result 209,694 shares were issued to the employee.

Subsequent to December 31, 2018 the Company issued 225,000 restricted shares each to Stephen Johnson, the Company's Chief Executive Officer and President; Thomas Vickers, the Company's Chief Financial Officer; Keith Howells, the Company's Chief Technology Officer and John Fontenault, the Company's Chief Operating Officer. The restrictions on the shares lapse ratably over three years and are subject to the achievement of performance goals.