Form 10-Q
period 2019-03-31
OMNICOMM SYSTEMS INC
filed 2019-05-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [√] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

The number of shares outstanding of each of the issuer’s classes of common equity as of May 14, 2019: 159,128,341 common stock $0.001 par value.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	OMCM	OTCQX Market

Table of Contents to the Quarterly Report on Form 10-Q for the three month period ended MArch 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,351,916	$1,440,524
Accounts receivable, net of allowance for doubtful accounts of $152,867 and $176,220, respectively	3,989,881	6,175,277
Prepaid expenses	261,741	384,212
Other current assets	1,633	5,204
Total current assets	5,605,171	8,005,217
Property and equipment, net	1,500,338	1,360,315
Other assets
Intangible assets, net	643,135	730,835
Operating lease right-of-use assets	1,569,465	-0-
Other assets	89,088	131,847

TOTAL ASSETS	$9,407,197	$10,228,214

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,230,092	$2,070,158
Deferred revenue, current portion	5,302,370	6,457,319
Finance lease liability, current portion	116,728	115,761
Conversion feature liability, related parties	862,083	670,634
Conversion feature liability	45,415	35,705
Warrant liability, related parties	750,625	601,781
Warrant liability	853,991	687,118
Operating lease liability, current portion	598,108	-0-
Total current liabilities	9,759,412	10,638,476

LONG TERM LIABILITIES
Line of credit, long term	2,500,000	2,900,000
Notes payable, long term, net of current portion, net of discount of $98,548 and $123,184, respectively	458,952	434,316
Convertible notes payable, related parties, long term, net of current portion	5,770,000	5,770,000
Convertible notes payable, long term, net of current portion	200,000	200,000
Deferred revenue, long term, net of current portion	1,912,260	1,794,237
Finance lease liability, long term, net of current portion	143,757	175,089
Operating lease liability, long term, net of current portion	971,357	-0-

TOTAL LIABILITIES	21,715,738	21,912,118

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively, at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 158,278,341 and 155,368,647 issued and outstanding, respectively, at $0.001 par value	158,280	155,370
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	56,877,493	56,233,085
Accumulated other comprehensive (loss)	(441,935)	(436,505)
Accumulated (deficit)	(69,902,379)	(68,635,854)

TOTAL SHAREHOLDERS' (DEFICIT)	(12,308,541)	(11,683,904)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$9,407,197	$10,228,214

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2019	2018
Revenues	$5,534,298	$7,040,369
Reimbursable revenues	181,521	150,103
Total revenues	5,715,819	7,190,472

Cost of goods sold	1,054,681	1,153,625
Reimbursable expenses-cost of goods sold	69,219	57,876
Total cost of goods sold	1,123,900	1,211,501

Gross margin	4,591,919	5,978,971

Operating expenses
Salaries, benefits and related taxes	3,662,432	3,659,340
Rent and occupancy expenses	311,799	289,334
Consulting services	50,827	125,536
Legal and professional fees	131,763	221,252
Travel	148,562	200,396
Telephone and internet	50,634	29,683
Selling, general and administrative	440,533	409,756
Bad debt expense	(23,353)	(3,387)
Depreciation expense	128,800	77,776
Amortization expense	87,700	64,149
Total operating expenses	4,989,697	5,073,835

Operating income/(loss)	(397,778)	905,136

Other income/(expense)
Interest expense, related parties	(190,109)	(225,418)
Interest expense	(79,270)	(90,943)
Interest income	4	5
Change in derivative liabilities	(583,657)	28,416
Transaction gain/(loss)	(15,726)	(22,678)
Income/(loss) before income taxes	(1,266,536)	594,518
Income tax (expense)	11	(1,035)

Net income/(loss) attributable to common stockholders	$(1,266,525)	$593,483

Net income/(loss) per share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Weighted average number of shares outstanding
Basic	157,341,946	149,653,916
Diluted	157,341,946	152,693,666

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the three months ended
	March 31,
	2019	2018
Net income/(loss) attributable to common stockholders	$(1,266,525)	$593,483

Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(5,430)	1,287

Other comprehensive income/(loss)	(5,430)	1,287

Comprehensive income/(loss)	$(1,271,955)	$594,770

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND MARCH 31, 2018

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2019

	Preferred Stock			Common Stock
	Series D Preferred		Additional			Additional		Accumulated other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)

Balances at December 31, 2018	250,000	$250	$999,750	155,368,647	$155,370	$56,233,085	$(68,635,854)	$(436,505)	$(11,683,904)

Employee stock option expense						52,927			52,927

Foreign currency translation adjustment								(5,430)	(5,430)

Restricted stock issuance/forfeiture				900,000	900	76,710			77,610

Issuance of common stock, stock option exercise				1,800,000	1,800	448,200			450,000

Cashless issuance of common stock, warrant exercise				209,694	210	66,571			66,781

Net income/(loss) for the period ended March 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	(1,266,525)	-0-	(1,266,525)

Balances at March 31, 2019 (unaudited)	250,000	$250	$999,750	158,278,341	$158,280	$56,877,493	$(69,902,379)	$(441,935)	$(12,308,541)

 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2018

	Preferred Stock			Common Stock
	Series D Preferred		Additional			Additional		Accumulated other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)

Balances at December 31, 2017	250,000	$250	$999,750	148,542,805	$148,544	$54,379,454	$(72,323,819)	$(397,237)	$(17,193,058)

Employee stock option expense						56,526			56,526

Foreign currency translation adjustment								1,287	1,287

Issuance of common stock, purchase of Acuity				1,666,667	1,667	498,333			500,000

Net income/(loss) for the period ended March 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	593,483	-0-	593,483

Balances at March 31, 2018 (unaudited)	250,000	$250	$999,750	150,209,472	$150,211	$54,934,313	$(71,730,336)	$(395,950)	$(16,041,762)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,266,525)	$593,483
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	583,657	(28,416)
Interest expense from derivative instruments	24,637	54,518
Employee stock compensation	130,537	56,526
Provision for doubtful accounts	(23,353)	(3,387)
Depreciation and amortization	216,500	141,925
Operating lease right-of-use assets	160,165	-0-
Changes in operating assets and liabilities
Accounts receivable	2,208,749	1,502,206
Prepaid expenses	122,471	29,547
Other current assets	3,571	(9,271)
Other assets	42,759	(20,977)
Accounts payable and accrued expenses	(840,066)	(1,024,533)
Operating lease liability	(160,165)	-0-
Patent settlement liability	-0-	(112,500)
Deferred revenue	(1,036,926)	(2,282,127)
Net cash provided by/(used in) operating activities	166,011	(1,103,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(270,711)	(92,794)
Purchase of Acuity software	-0-	(552,403)
Net cash (used in) investing activities	(270,711)	(645,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds/(repayments) from revolving line of credit	(400,000)	1,750,000
Proceeds from exercise of warrants	450,000	-0-
Principal repayment of finance lease obligation	(30,365)	-0-
Net cash provided by/(used in) financing activities	19,635	1,750,000

Effect of exchange rate changes on fixed and intangible assets	1,887	(3,898)
Effect of exchange rate changes on cash and cash equivalents	(5,430)	1,287
Net increase/(decrease) in cash and cash equivalents	(88,608)	(814)
Cash and cash equivalents at beginning of period	1,440,524	1,176,551

Cash and cash equivalents at end of period	$1,351,916	$1,175,737

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$75,041	$1,035
Interest	$245,256	$254,092

Non-cash transactions:
Restricted stock issuance/(forfeiture)	$77,610	$-0-
Common stock issued for the purchase of Acuity software	$-0-	$500,000
Reclassification of warrant feature liability associated with warrant exercise	$66,781	$-0-
Operating lease right of use assets and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$1,729,630	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) and eClinical solutions and related value-added services to pharmaceutical and biotech companies, contract research organizations (“CROs”) and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC and eClinical software applications: TrialMaster®, TrialOne®, eClinical Suite, Promasys®, IRTMaster, AutoEncoder and Acuity (the “EDC Software”) allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC and eClinical industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC and eClinical software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. While our main product development efforts are conducted in our Fort Lauderdale, Florida office, we also conduct product development in other parts of the U.S. as well as in Southampton, England and Bengaluru, India. During the three month periods ended March 31, 2019 and March 31, 2018 we spent $1,089,081, which represents 19% of revenue, and $922,304, which represents 13% of revenue, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s 2018 Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the three month periods ended March 31, 2019 and March 31, 2018 are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Significant estimates incorporated in our financial statements include the recorded allowance for doubtful accounts, the estimate of the appropriate amortization period of our intangible assets, the evaluation of whether our intangible assets have suffered any impairment, the allocation of revenues under multiple-element customer contracts, the determination of lease term and lease assets and liabilities, the value of derivatives associated with debt issued by the Company and the valuation of any corresponding discount to the issuance of our debt. Actual results may differ from those estimates.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2018 financial statements to conform to the 2019 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements ("ASC 830-30"). The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. The functional currency of the Company’s subsidiary, OmniComm eClinical Solutions Pvt. Ltd. in India, is the Indian Rupee. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $5,430 and a translation gain of $1,287 for the three month periods ended March 31, 2019 and March 31, 2018, respectively.

REVENUE RECOGNITION POLICY

The Company derives revenues from software licenses and services of its EDC and eClinical products and services which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: TrialMaster, TrialOne, eClinical Suite and Promasys. Service revenues are derived principally from the Company's delivery of the hosted solutions of its TrialMaster software product, and consulting services and customer support, including training, for all of the Company's products.

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board ("FASB") ASC 606 (“ASC 606"). A five-step analysis must be met as outlined in ASC 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company operates in one reportable segment which is the delivery of EDC and eClinical Software and services to clinical trial sponsors. The Company segregates its revenues based on the activity cycle used to generate its revenues. Accordingly, revenues are currently generated through four main activities, including hosted applications, licensing, professional services and maintenance-related services.

Hosted Application Revenues

The Company offers its TrialMaster and TrialOne software products as hosted application solutions delivered through a standard web browser, with customer support and training services. The Company's TrialOne and Promasys solutions are primarily deployed on a technology transfer or off-the-shelf basis. To date, hosted applications revenues have been primarily related to TrialMaster. OmniComm announced that it would decommission its eClinical Suite hosting platform effective April 30, 2019 as many of the eClinical Suite clients utilizing these hosting services have transitioned to TrialMaster, the eClinical Suite studies have been completed or the studies have transitioned to another hosting platform. Currently there is one remaining client utilizing the hosting platform and we are finalizing the transition plan with the client.

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

MARCH 31, 2019 AND MARCH 31, 2018

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

Licensing Revenues

The Company's software license revenues are earned from the sale of off-the-shelf software. From time to time a client might require significant modification or customization subsequent to delivery to the customer. The Company generally enters into software term licenses for its EDC and eClinical Software products with its customers for three to five year periods, although customers have entered into both longer and shorter term license agreements. These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees in advance for each billing cycle of the license term, which typically is either on a quarterly or annual basis. Payment terms are generally net 30 to net 45 days.

The Company has sold perpetual licenses for EDC and eClinical Software products in certain situations to existing customers with the option to purchase customer support, and may, in the future, do so for new customers based on customer requirements or market conditions. The Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. The Company generates customer support and maintenance revenues from its perpetual license customer base.

Professional Services

The Company may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized on a time-and-materials basis or  upon completion of milestones. Professional services can be deemed to be as essential to the functionality of the software at inception and typically are for initial trial configuration, implementation planning, loading of software, building simple interfaces, running test data and documentation of procedures. Subsequent additions or extensions to license terms do not generally include additional professional services.

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

Pass-through Revenue and Expense

The Company accounts for pass-through revenue and expense (reimbursable revenue and reimbursable expense) in accordance with Accounting Standards Update ("ASU") 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), (“ASU 2016-08”). In accordance with ASU 2016-08 these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold. Pass-through revenues and expenses include amounts associated with third-party services provided to our customers by our service and product partners. These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

The fees associated with each business activity for the three month periods ended March 31, 2019 and March 31, 2018, respectively, are:

	For the three months ended
Revenue activity	March 31, 2019	March 31, 2018
Set-up fees	$811,354	$1,208,554
Change orders	218,622	420,080
Maintenance	1,413,243	1,370,091
Software licenses	2,300,130	3,269,400
Professional services	603,731	431,083
Hosting	368,739	491,264
Total	$5,715,819	$7,190,472

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $152,867 as of March 31, 2019 and $176,220 as of December 31, 2018.

The following table summarizes activity in the Company's allowance for doubtful accounts for the three month period ended March 31, 2019 and the year ended December 31, 2018.

	March 31, 2019	December 31, 2018
Beginning of period	$176,220	$149,980
Bad debt expense	(23,353)	41,782
Write-offs	-0-	(15,542)
End of period	$152,867	$176,220

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2019, $932,167 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2019. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of March 31, 2019, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

One customer accounted for 7% of our revenues during the three month period ended March 31, 2019 or approximately $417,000. One customer accounted for 11% of our revenues during the three month period ended March 31, 2018 or approximately $770,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the three month periods ended March 31, 2019 and March 31, 2018 and the year ended December 31, 2018.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
March 31, 2019	-0-	0%	1	10%
December 31, 2018	1	13%	1	20%
March 31,2018	1	11%	2	20%

The table below provides revenues from European customers for the three month periods ended March 31, 2019 and March 31, 2018.

European revenues
For the three months ended
March 31, 2019		March 31, 2018
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,167,460	20%	$1,068,475	15%

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

LEASES

The Company accounts for leases in accordance with ASU No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). We determine if an arrangement is a lease at inception. As part of the lease determination process, we assess several factors, including, but not limited to, assessing our right to control and direct the use of the asset, as well as, assessing if the other party has a substantive substitution right. If we enter into leases that contain multiple components, we identify separate lease components based on whether or not the right to use the underlying assets is distinct and either highly dependent or highly interrelated with other rights in the contract. We also evaluate whether there are any non-lease components in the arrangement. If separate lease and non-lease components are identified, we allocate the consideration in the contract to the lease and non-lease components at the lease inception. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in operating lease assets and operating lease liabilities on our balance sheet at March 31, 2019. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

With the adoption of Topic 842 on January 1, 2019, the Company recognized operating lease assets and operating lease liabilities of $1,729,630. There was no impact to the opening accumulated deficit balance as of January 1, 2019. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, Topic 840.

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

MARCH 31, 2019 AND MARCH 31, 2018

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of March 31, 2019, the Company had $7,214,630 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 6.25 years. The Company had $5,302,370 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $185,181 and $209,790 for the three month periods ended March 31, 2019 and March 31, 2018, respectively, and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the three month periods ended March 31, 2019 and March 31, 2018 we spent $1,089,081, which represents 19% of revenue, and $922,304, which represents 13% of revenue, respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Stockholders on June 16, 2016. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of March 31, 2019 11,576,250 shares of our common stock were authorized for issuance under the 2016 Plan.

The predecessor plan, the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Stockholders on July 10, 2009 and terminated on June 16, 2016 upon the approval of the 2016 Plan. The 2009 Plan provided for the issuance of up to 7,500,000 shares to employees, directors and key consultants. The 2016 and 2009 Plans are more fully described in “Note 14, Equity Incentive Plans”.

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

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

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

IMPACT OF NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). ASU 2016-02 requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. On January 1, 2019, we adopted ASU 2016-02, as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 157,341,946 and 149,653,916 for the three month periods ended March 31, 2019 and March 31, 2018, respectively.

The outstanding share balance as of March 31, 2019 and March 31, 2018, respectively, includes 1,825,000 and -0- restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 33,495,677 have been omitted from the calculation of dilutive earnings/(loss) per share for the three month period ended March 31, 2019 and 26,343,224 for the three month period ended March 31, 2018, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per share. The table below provides a reconciliation of anti-dilutive securities outstanding as of March 31, 2019 and March 31, 2018, respectively.

Anti-dilutive security	March 31, 2019	March 31, 2018
Employee stock options	2,420,000	1,295,000
Warrants	19,020,000	12,950,000
Convertible notes	11,940,000	11,980,000
Shares issuable for accrued interest	115,677	118,224
Total	33,495,677	26,343,224

The employee stock options are exercisable at prices ranging from $0.17 to $0.34 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of convertible debentures or accrued interest have a conversion price of $0.50 per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

Some of the Company’s convertible debt has an anti-dilutive effect on net earnings/(loss) per share and was not included in the computation of diluted earnings per share.

	For the three months ended
	March 31, 2019			March 31, 2018
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(1,266,525)	157,341,946	$(0.01)	$593,483	149,653,916	$0.00

Effect of dilutive securities	-0-	-0-	-0-	139	3,039,750	-0-

Diluted EPS	$(1,266,525)	157,341,946	$(0.01)	$593,622	152,693,666	$0.00

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2019			December 31, 2018
Description	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$3,105,515	$2,264,773	$840,742	$3,067,069	$2,202,166	$864,903	5
Leasehold improvements	138,383	108,926	29,457	136,648	106,362	30,286	5
Computer software	2,653,982	2,051,411	602,571	2,426,339	1,991,842	434,497	3
Office furniture	168,839	141,271	27,568	169,120	138,491	30,629	5
Total	$6,066,719	$4,566,381	$1,500,338	$5,799,176	$4,438,861	$1,360,315

Depreciation expense for the three month period ended March 31, 2019 was $128,800 and $77,776 for the three month period ended March 31, 2018.

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2019			December 31, 2018
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	111,057	111,057	-0-	113,220	113,220	-0-	15
Promasys B.V. software code	72,837	72,837	-0-	72,837	72,837	-0-	5
Promasys B.V. URLs/website	56,090	56,090	-0-	57,182	57,182	-0-	3
Acuity software code	1,052,403	409,268	643,135	1,052,403	321,568	730,835	3
Total	$2,685,088	$2,041,953	$643,135	$2,688,343	$1,957,508	$730,835

During the second quarter of 2018 we recognized an impairment loss of $79,634 on the Promasys B.V. customer list after performing a fair value analysis on the asset utilizing a discounted cash flow model. The impairment charge is separately presented on the Statement of Operations.

Amortization expense for the three month period ended March 31, 2019 was $87,700 and $64,149 for the three month period ended March 31, 2018.

Remaining amortization expense for the Company’s intangible assets is as follows:

Year	Amortization
2019	$263,101
2020	350,801
2021	29,233
Total	$643,135

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	March 31, 2019	December 31, 2018
Accounts payable	$473,266	$895,145
Accrued payroll and related costs	541,369	851,530
Other accrued expenses	142,544	250,570
Accrued interest	72,913	72,913
Total accounts payable and accrued expenses	$1,230,092	$2,070,158

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”). Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At March 31, 2019, $2,500,000 was outstanding on the Line of Credit at an interest rate of 4.50%.

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

The following table summarizes the notes payable outstanding as of March 31, 2019.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	March 31, 2019	Current	term	Current	term
6/30/2016	4/1/2020	10%	$420,000	$-0-	$420,000	$-0-	$-0-
6/30/2016	4/1/2020	12%	137,500	-0-	137,500	-0-	-0-
Discount on notes payable				-0-	(98,548)	-0-	-0-
Total			$557,500	$-0-	$458,952	$-0-	$-0-

The following table summarizes the notes payable outstanding as of December 31, 2018.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2018	Current	term	Current	term
6/30/2016	4/1/2020	10%	$420,000	$-0-	$420,000	$-0-	$-0-
6/30/2016	4/1/2020	12%	137,500	-0-	137,500	-0-	-0-
Discount on notes payable				-0-	(123,184)	-0-	-0-
Total			$557,500	$-0-	$434,316	$-0-	$-0-

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

MARCH 31, 2019 AND MARCH 31, 2018

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

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of March 31, 2019.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	March 31, 2019	Related	Non related	Related	Non related
8/29/2008	4/1/2020	10%	$1,770,000	$-0-	$-0-	$1,770,000	$-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$5,970,000	$-0-	$-0-	$5,770,000	$200,000

The following table summarizes the convertible debt outstanding as of December 31, 2018.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2018	Related	Non related	Related	Non related
8/29/2008	4/1/2020	10%	$1,770,000	$-0-	$-0-	$1,770,000	$-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$5,970,000	$-0-	$-0-	$5,770,000	$200,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. On September 30, 2018, the final $50,000 note was repaid in full along with the accrued interest of $96,949. As of March 31, 2019, $862,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $-0-.

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

MARCH 31, 2019 AND MARCH 31, 2018

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

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

On June 30, 2017, the Company and the holder extended the maturity date of $200,000 of the convertible debentures to April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

The principal payments required at maturity under the Company’s outstanding convertible debt at March 31, 2019 are as follows:

Year	Amount
2019	$-0-
2020	5,770,000
2021	200,000
Total	$5,970,000

NOTE 9:	FAIR VALUE MEASUREMENT

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2019 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

A summary, as of March 31, 2019, of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Derivatives: (1) (2)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$907,498	$-0-	$-0-	$907,498
Warrant liability	1,604,616	-0-	-0-	1,604,616
Total of derivative liabilities	$2,512,114	$-0-	$-0-	$2,512,114

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the period ended March 31, 2019.

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet.

	Significant valuation assumptions for derivative instruments at March 31, 2019
Risk free interest rate	2.55%	to	2.55%
Dividend yield		0.00%
Expected volatility	88.4%	to	95.4%
Expected life (range in years)
Conversion feature liability	1.01	to	2.01
Warrant liability	0.00	to	2.01

A summary, as of December 31, 2018, of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Derivatives: (1) (2)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$706,339	$-0-	$-0-	$706,339
Warrant liability	1,288,899	-0-	-0-	1,288,899
Total of derivative liabilities	$1,995,238	$-0-	$-0-	$1,995,238

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

A summary, as of March 31, 2019, of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Acquired assets (1)	December 31, 2018	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Promasys B.V. customer list (2) (3)	$-0-	$-0-	$-0-	$-0-	$136,253
Promasys B.V. software code (2)	-0-	-0-	-0-	-0-	72,943
Acuity software code (4)	$730,835	643,135	-0-	-0-	1,052,403
Total	$730,835	$643,135	$-0-	$-0-	$1,261,599

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

A summary, as of December 31, 2018, of the fair value of assets measured at fair value on a non-recurring basis follows:

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

The table below presents the unrealized gains/(losses) for the three month periods ended March 31, 2019 and March 31, 2018.

	Other income/(expense)
	For the three months ended
	March 31, 2019	March 31, 2018
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gains/(losses) from changes in derivative liabilities at the reporting date	$(583,657)	$28,416

Total unrealized and realized gains/(losses) included in earnings	$(583,657)	$28,416

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the three month period ended March 31, 2019 and the year ended December 31, 2018. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of March 31, 2019 and December 31, 2018.

The table below presents the Level 3 financial liabilities at fair value for the three month period ended March 31, 2019.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
	beginning	Net realized	Net unrealized	and	associated with	end
Derivatives:	of period	gains/(losses)	gains/(losses)	settlements	convertible debt	of period
Conversion feature liability	$(706,339)	$-0-	$(201,159)	$-0-	$-0-	$(907,498)
Warrant liability	(1,288,899)	-0-	(382,498)	66,781	-0-	(1,604,616)
Total of derivative liabilities	$(1,995,238)	$-0-	$(583,657)	$66,781	$-0-	$(2,512,114)

The table below presents the Level 3 financial liabilities at fair value for the year ended December 31, 2018.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
	beginning	Net realized	Net unrealized	and	associated with	end
Derivatives:	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of year
Conversion feature liability	$(1,685,947)	$-0-	$969,108	$-0-	$10,500	$(706,339)
Warrant liability	(3,440,799)	-0-	2,142,652	9,248	-0-	(1,288,899)
Total of derivative liabilities	$(5,126,746)	$-0-	$3,111,760	$9,248	$10,500	$(1,995,238)

NOTE 10:	LEASES

We adopted ASU 2016-02, Leases ("Topic 842"), as of January 1, 2019, using the modified retrospective transition approach. The financial results reported in periods prior to 2019 are unchanged. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and use hindsight to determine the lease term.

Adoption of the new standard resulted in additional operating lease liabilities and lease assets of $1,729,630, as of January 1, 2019. The standard did not materially impact our consolidated net income or cash flow classification.

Operating right of use asset and operating lease liability are recognized at the lease commencement date. Operating lease liability represents the present value of lease payments not yet paid. Operating right of use asset represent our right to use an underlying asset and are based upon the operating lease liability adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. The Company used our incremental borrowing rate to determine the present value of lease payments not yet paid.

 If we enter into leases that contain multiple components, we identify separate lease components based on whether or not the right to use the underlying assets is distinct and either highly dependent or highly interrelated with other rights in the contract. We also evaluate whether there are any non-lease components in the arrangement. If separate lease and non-lease components are identified, we allocate the consideration in the contract to the lease and non-lease components at the lease inception.

We evaluate arrangements at inception to determine if lease components are included. An arrangement includes a lease component if it identifies an asset and we have control over the asset. For new leases beginning January 1, 2019 or later, we have elected to separate lease components from the non-lease components, included in an arrangement, when measuring the leased asset and leased liability.

Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense on a straight-line basis over the lease term. The discount rate selected is our incremental borrowing rate.

Some of our leases include one or more options to extend the lease term. Certain leases also include options to terminate early. Optional periods may be included in the lease term and measured as part of the lease asset and lease liability if we are reasonably certain to exercise our right to use the leased asset during the optional periods. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

The Company currently leases office space under operating leases for most of its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The Company’s Fort Lauderdale, Florida corporate office lease expires in February 2023. The Company’s lease on its New Jersey field office expires in March 2021. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2020. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2020. The Company currently operates its wholly-owned subsidiary, OmniComm eClinical Solutions Pvt. Ltd., in India under the terms of a lease that expires in May 2023. The Company currently operates its wholly-owned subsidiary, OmniComm Systems B.V, in the Netherlands under the terms of an agreement that expires in October 2019. Our offices in Barcelona, Spain and Tokyo, Japan are administered under service agreements that include the use of office space and other services.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	March 31, 2019
Right-of-use assets	Operating lease assets	$1,569,465

Current lease liability	Current operating lease liability	598,108
Non-current lease liability	Long term operating lease liability	971,357
Total lease liabilities		$1,569,465

Our weighted average lease terms and discount rates are as follows:

March 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	3.30
Finance leases	2.12

Weighted-average discount rate
Operating leases	4.50%
Finance leases	6.94%

The components of lease cost were as follows:

For the three months ended March 31, 2019
Operating lease cost	$167,888
Variable lease cost (1)	140,910
Total lease cost	$308,798
(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate

Supplemental disclosures of cash flow information related to leases were as follows:

For the three months ended March 31, 2019
Cash paid for operating lease cost	$167,942

Operating lease assets obtained in exchange for operating lease liabilities	$1,729,630

The minimum future lease payments required under the Company’s operating leases at March 31, 2019 are as follows:

Year	Payments
2019	$468,042
2020	476,293
2021	340,478
2022	340,746
Thereafter	76,446
Total undiscounted lease payments	1,702,005
Less: amount representing interest	(132,540)
Present value of lease payments	$1,569,465

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, minimum future lease payments were as follows as of December 31, 2018:

Year	Payments
2019	$655,901
2020	414,973
2021	340,029
2022	340,270
Thereafter	76,243
Total	$1,827,416

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $311,799 and $289,334 for the three month periods ended March 31, 2019 and March 31, 2018, respectively.

The Company currently leases computer hardware for its operations under leases classified as finance leases. The leased equipment is amortized on a straight line basis over five years. Our finance lease costs for the three month period ending March 31, 2019 was $32,683. The minimum future lease payments required under the Company’s finance leases at March 31, 2019 are as follows:

Year	Payments
2019	$97,552
2020	130,069
2021	51,898
Total minimum finance lease payments	279,519
Less: amount representing interest	(19,034)
Present value of minimum finance lease payments	$260,485

NOTE 11:	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2019, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

EMPLOYMENT AGREEMENTS

We have employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Executive Chairman

Randall G. Smith, Executive Vice Chairman

Stephen E. Johnson, Chief Executive Officer and President

Thomas E. Vickers, Chief Financial Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly terminated by either the employee or the Company prior to the end of the then current term as provided for in the employment agreement. Under the terms of the agreement, we may terminate the employee’s employment upon 30 or 60 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure provisions, as well as non-compete clauses. The agreements for Mr. Smith, Mr. Johnson and Mr. Vickers contain severance provisions which entitles the employee to severance pay equal to one (1) year's salary and benefits in the event of (i) the employee's termination by the Company for any reason other than for cause, as described in the employment agreement, (ii) termination by the employee pursuant to a material breach of the agreement by the Company or for good reason in connection with a change of control, or (iii) non-renewal of the employment agreement by the Company.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

NOTE 12:	RELATED PARTY TRANSACTIONS

As of March 31, 2019, we have an aggregate of $5,770,000 of convertible debentures outstanding to our Executive Chairman and Executive Chairman of the Board, Cornelis F. Wit (“Mr. Wit”) and have issued certain warrants to Mr. Wit, as follows:

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013, the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015, the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017, the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At March 31, 2019, $2,500,000 was outstanding on the Line of Credit at an interest rate of 4.50%.

For the three month period ended March 31, 2019 we incurred $190,109 in interest expense payable to related parties and $225,418 for the three month period ended March 31, 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

NOTE 13:	STOCKHOLDERS’ (DEFICIT)

Our authorized capital stock consists of 500,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, par value $0.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred Stock, 230,000 shares have been designated as Series B Preferred Stock, 747,500 shares have been designated as Series C Preferred Stock and 250,000 shares have been designated as Series D Preferred Stock.

As of March 31, 2019 we had the following outstanding securities:

○	158,278,341 shares of common stock issued and outstanding;
○	19,020,000 warrants issued and outstanding to purchase shares of our common stock;
○	2,420,000 options issued and outstanding to purchase shares of our common stock;
○	250,000 shares of our Series D Preferred Stock issued and outstanding; and
○	$5,970,000 principal amount of Convertible Debentures and $57,838 of accrued interest convertible into 11,940,000 and 115,677 shares of common stock, respectively.

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

On January 1, 2019 the Company issued 1,800,000 shares of common stock to Randall G. Smith, our Executive Vice Chairman, upon the exercise of 1,800,000 warrants with an exercise price of $0.25 per share for an aggregate purchase price of $450,000.

On March 14, 2019, the Company entered into restricted stock award agreements (“RSAs”) with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer intended to provide incentive to the executives to ensure certain economic performance of the Company. Under the terms of the RSAs, each executive was awarded 225,000 performance related restricted shares of the Company's common stock subject to forfeiture restrictions based on certain milestones having been met for the year ended December 31, 2019 as follows: a) 75,000 performance related shares are subject to individual performance, b) 75,000 performance related shares shall be forfeited if the Company's 2019 revenue does not equal or exceed $32.5 million and the Company’s 2019 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") does not equal or exceed $6.5 million, and c) 75,000 performance related shares shall be forfeited if the Company's 2019 revenue does not equal or exceed $33.9 million and the Company’s 2019 EBITDA does not equal or exceed $6.8 million. The restrictions on 1/3 of the awarded performance shares will lapse on the 1st of April in 2020, 2021 and 2022 provided the individual remains an employee of the Company. The restricted shares granted under the RSAs were valued as of the grant date at $0.28 per share.

On March 21, 2019 the Company issued 209,694 shares of Common stock to an employee upon the cashless exercise of 1,000,000 warrants with an exercise price of $0.25 per share.

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of March 31, 2019 and March 31, 2018, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	March 31,		March 31,
Series of preferred stock	2019	2018	2019	2018
Series B	$609,887	$609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$2,081,980

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

Warrants Issued in Capital Transactions

The following tables summarize all outstanding warrants for the three month period ended March 31, 2019 and the year ended December 31, 2018, and the related changes during these periods.

March 31, 2019						March 31, 2019
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	19,020,000	0.97	$0.48	19,020,000	$0.48

December 31, 2018						December 31, 2018
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	22,020,000	1.06	$0.45	22,020,000	$0.45

Warrants
Balance at December 31, 2017	27,020,000
Issued	-0-
Exercised	(4,000,000)
Expired/forfeited	(1,000,000)
Balance at December 31, 2018	22,020,000
Issued	-0-
Exercised	(2,800,000)
Expired/forfeited	(200,000)
Balance at March 31, 2019	19,020,000
Warrants exercisable at March 31, 2019	19,020,000

Weighted average fair value of warrants granted during 2019	n/a

Other Comprehensive Income/(Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive income/(loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive income/(loss).

	Foreign currency translation	Accumulated other comprehensive income/(loss)
Balance at December 31, 2017	$(397,237)	$(397,237)
2018 Activity	(39,268)	(39,268)
Balance at December 31, 2018	(436,505)	(436,505)
2019 Activity	(5,430)	(5,430)
Balance at March 31, 2019	$(441,935)	$(441,935)

NOTE 14:	EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and stockholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of March 31, 2019 11,576,250 shares of our common stock were authorized for issuance under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

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

On September 6, 2018, the Company entered into restricted stock agreements (“RSAs”) with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer intended to provide incentive to the executives to ensure certain economic performance of the Company. The shares issuable under the RSAs were valued as of the grant date at $0.33 per share. The RSAs provided for the issuance of up to 225,000 performance related shares of the Company's common stock to each of the executives provided certain milestones were met as follows: a) 75,000 performance related shares are subject to individual performance; b) If the Company's 2018 Revenue equals or exceeds $30 million and the Company’s 2018 EBITDA equals or exceeds $6 million, the Company would award 75,000 shares of common stock; and c) If the Company's 2018 Revenue equals or exceeds $32 million and the Company’s 2018 EBITDA equals or exceeds $7 million, the Company would award an additional 75,000 shares of common stock. The restrictions on 1/3 of the awarded performance shares will lapse on the first, second and third anniversaries of the 2018 Annual Stockholder Meeting, which was held on June 7, 2018. Effective December 31, 2018 the Company had not achieved the milestones relating to Revenue and EBITDA and therefore each of the Officers forfeited 150,000 of the 225,000 restricted shares that had been issued to each of them.

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

On March 14, 2019, the Company entered into restricted stock award agreements (“RSAs”) with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer intended to provide incentive to the executives to ensure certain economic performance of the Company. Under the terms of the RSAs, each executive was awarded 225,000 performance related restricted shares of the Company's common stock subject to forfeiture restrictions based on certain milestones having been met for the year ended December 31, 2019 as follows: a) 75,000 performance related shares are subject to individual performance, b) 75,000 performance related shares shall be forfeited if the Company's 2019 revenue does not equal or exceed $32.5 million and the Company’s 2019 EBITDA does not equal or exceed $6.5 million, and c) 75,000 performance related shares shall be forfeited if the Company's 2019 revenue does not equal or exceed $33.9 million and the Company’s 2019 EBITDA does not equal or exceed $6.8 million. The restrictions on 1/3 of the awarded performance shares will lapse on the 1st of April in 2020, 2021 and 2022 provided the individual remains an employee of the Company. The restricted shares granted under the RSAs were valued as of the grant date at $0.28 per share.

The total combined restricted stock compensation expense recognized, in the statement of operations, during the quarter ended March 31, 2019 was $77,610.

As of March 31, 2019, there were 2,245,000 outstanding stock options, 100,000 exercised stock options and 1,825,000 restricted stock shares that have been granted under the 2016 Plan. At March 31, 2019, there were 7,406,250 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

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

As of March 31, 2019, there were 175,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan. At March 31, 2019, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2017	5,275,000	$0.26	4.09	$130,475
Granted	570,000	0.28
Exercised	(300,000)	0.21
Forfeited/cancelled/expired	(2,975,000)	0.25

Outstanding at December 31, 2018	2,570,000	0.28	3.47	$16,675
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited/cancelled/expired	(150,000)	0.25

Outstanding at March 31, 2019	2,420,000	$0.28	3.20	$109,000

Vested and exercisable at March 31, 2019	1,547,500	$0.26	2.96	$94,275

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019.

The total number of shares vesting and the fair value of shares vesting for the three month periods ended March 31, 2019 and March 31, 2018, respectively, was:

Fair value of options vesting for the period ended	Number of options vested	Fair value of options vested
March 31, 2019	660,000	$136,775
March 31, 2018	500,000	$99,121

Cash received for stock option exercises for the three month periods ended March 31, 2019 and March 31, 2018 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the three month periods ended March 31, 2019 and March 31, 2018.

The following table summarizes information concerning options outstanding at March 31, 2019:

Awards breakdown by price range at March 31, 2019
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	150,000	0.68	$0.17	150,000	0.68	$0.17
0.21	to	0.30	1,545,000	3.28	0.26	1,210,000	3.15	0.26
0.31	to	0.50	725,000	3.57	0.34	187,500	3.57	0.34
0.00	to	0.50	2,420,000	3.20	$0.28	1,547,500	2.96	$0.26

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

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

The weighted average fair value (per share) of options granted during the three month period ended March 31, 2019 was $0.00 as no options were granted during the period and $0.23 during the three month period ended March 31, 2018. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the three month period ended March 31, 2019 and the year ended December 31, 2018.

	Stock option assumptions for the period ended
Stock option assumptions	March 31, 2019	December 31, 2018
Risk-free interest rate	2.48%	2.91%
Expected dividend yield	0.0%	0.0%
Expected volatility	102.6%	111.0%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the period ended March 31,
	2019	2018
Stock options granted during the period	$-0-	$0.23

Stock options vested during the period	$0.21	$0.20

Stock options forfeited during the period	$0.21	$0.19

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND MARCH 31, 2018

(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of March 31, 2019 and changes during the three month period ended March 31, 2019 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2019	1,682,500	$0.24

Nonvested shares at March 31, 2019	872,500	$0.27

As of March 31, 2019, $195,598 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 15:	SUBSEQUENT EVENTS

Subsequent to March 31, 2019 the Company repaid $1,400,000 on its revolving Line of Credit.

Subsequent to March 31, 2019 an employee exercised options that had been granted to him in 2014. As a result 50,000 common shares were issued to the employee.

Subsequent to March 31, 2019 Cornelis F. Wit, the Company's Executive Chairman, exercised 800,000 warrants with an exercise price of $0.25 per share, as a result 800,000 shares were issued to Mr. Wit.

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

Overview

We are a healthcare technology company that provides web based electronic data capture (“EDC”) and eClinical solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”) and other clinical trial sponsors worldwide. Our proprietary software applications: TrialMaster®; TrialOne®; eClinical Suite; Promasys®; IRTMaster; AutoEncoder and Acuity (the “EDC Software”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data electronically (“eClinical”).

In 2019, the primary focus of our strategy includes:

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent $1,089,081, which represents 19% of revenue, and $922,304, which represents 13% of revenue, on research and product development activities during the three months ended March 31, 2019 and March 31, 2018, respectively. The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2018 and the first three months of 2019 coupled with our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2019. We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing our marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The three months ended March 31, 2019 compared to the three months ended March 31, 2018

RESULTS OF OPERATIONS

A summarized version of our results of operations for the three months ended March 31, 2019 and March 31, 2018 is included in the table below.

Summarized Statement of Operations
For the three months ended
March 31,
		% of		% of		%
	2019	Revenues	2018	Revenues	Change	Change
Total revenues	$5,715,819		$7,190,472		$(1,474,653)	-20.5%

Cost of goods sold	1,123,900	19.7%	1,211,501	16.8%	(87,601)	-7.2%

Gross margin	4,591,919	80.3%	5,978,971	83.2%	(1,387,052)	-23.2%

Salaries, benefits and related taxes	3,662,432	64.1%	3,659,340	51.0%	3,092	0.1%
Rent	311,799	5.5%	289,334	4.0%	22,465	7.8%
Consulting services	50,827	0.9%	125,536	1.7%	(74,709)	-59.5%
Legal and professional fees	131,763	2.3%	221,252	3.1%	(89,489)	-40.4%
Other expenses	392,343	6.9%	368,617	5.1%	23,726	6.4%
Selling, general and administrative	440,533	7.7%	409,756	5.7%	30,777	7.5%
Total operating expenses	4,989,697	87.4%	5,073,835	70.6%	(84,138)	-1.7%

Operating income/(loss)	(397,778)	-7.0%	905,136	12.6%	(1,302,914)	-143.9%

Interest expense	(269,379)	-4.7%	(316,361)	-4.4%	46,982	14.9%
Interest income	4	0.0%	5	0.0%	(1)	-20.0%
Change in derivatives	(583,657)	-10.2%	28,416	0.4%	(612,073)	-2,154.0%
Transaction gain/(loss)	(15,726)	-0.3%	(22,678)	-0.3%	6,952	30.7%

Income/(loss) before income taxes and dividends	(1,266,536)	-22.2%	594,518	8.3%	(1,861,054)	-313.0%
Income tax (expense)	11	0.0%	(1,035)	0.0%	1,046	101.1%
Net income/(loss) attributable to common stockholders	$(1,266,525)	-22.2%	$593,483	8.3%	$(1,860,008)	-313.4%

The table below provides a comparison of our recognized revenues for the three months ended March 31, 2019 and March 31, 2018.

	For the three months ended
Revenue activity	March 31, 2019		March 31, 2018		$ Change	% Change
Set-up fees	$811,354	14.2%	$1,208,554	16.8%	$(397,200)	-32.9%
Change orders	218,622	3.8%	420,080	5.8%	(201,458)	-48.0%
Maintenance	1,413,243	24.7%	1,370,091	19.1%	43,152	3.1%
Software licenses	2,300,130	40.2%	3,269,400	45.5%	(969,270)	-29.6%
Professional services	603,731	10.6%	431,083	6.0%	172,648	40.0%
Hosting	368,739	6.5%	491,264	6.8%	(122,525)	-24.9%
Total	$5,715,819	100.0%	$7,190,472	100.0%	$(1,474,653)	-20.5%

Overall revenue decreased by $1,474,653 or 20.5% for the three months ended March 31, 2019 compared with revenue for the three months ended March 31, 2018. This decrease is primarily the result of decreases in software licenses and set-up fees.

We recorded revenue of $3,946,133 including $1,337,323 from software licensing, $765,397 from set-up fees and $845,729 from maintenance revenues associated with TrialMaster during the three months ended March 31, 2019 compared with revenue of $4,853,099 that included $1,564,561 from software licensing, $1,208,554 in set-up fees and $875,080 in maintenance revenues during the three months ended March 31, 2018.

We recorded $223,365 in revenues associated with clients using the eClinical Suite during the three months ended March 31, 2019 compared with revenue of $354,924 for the three months ended March 31, 2018. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with maintenance services.

We recorded $179,607 in revenues in maintenance and $12,300 from hosting activities associated with the eClinical Suite during the three months ended March 31, 2019 compared with revenue of $279,040 from maintenance and $15,500 from hosting activities for the three months ended March 31, 2018. OmniComm announced that it would decommission its eClinical Suite hosting platform effective April 30, 2019, as many of the eClinical Suite clients utilizing these hosting services have transitioned to TrialMaster, the eClinical Suite studies have been completed or the studies have transitioned to another hosting platform. Currently there is one remaining client utilizing the hosting platform and we are finalizing the transition plan with the client.

We recorded revenue of $1,190,088 including $834,577 from software licensing and $276,920 for maintenance for clients utilizing our TrialOne EDC software for the three months ended March 31, 2019 compared with revenue of $1,824,492 including $1,622,926 from software licensing and $162,341 for maintenance for the three months ended March 31, 2018. TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $162,448 for the three months ended March 31, 2019 including $33,508 from software licensing and $43,924 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $147,958 for the three months ended March 31, 2018 including $11,529 from software licensing and $53,630 from maintenance.

We recorded revenue of $193,785 from our other products for the three months ended March 31, 2019 compared to revenue of $10,000 for our other products for the three months ended March 31, 2018.

Our TrialMaster EDC application has historically primarily been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eResearch EDC Assets and TrialOne, in 2013 we acquired Promasys and in 2018 we acquired Acuity (collectively the “Acquired Software”). These software applications have historically been sold on a licensed or technology transfer basis. As we have continued developing our software applications and our client relationships mature, an increasing potion of our clients are deploying TrialMaster on a licensed, rather than ASP hosted basis. We expect the Acquired Software applications to continue to be sold primarily on a licensed basis.

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

License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis. Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our EDC and eClinical software and solutions. Licensed contracts of the eClinical Suite have historically been sold both on a term and on a perpetual license basis with hosting and maintenance charges being paid quarterly. The Company expects most licenses it sells of its software products to be sold under three to five year term licenses.

Our top five customers accounted for approximately 28% of our revenues during the three month period ended March 31, 2019 and approximately 35% of our revenues during the three month period ended March 31, 2018. One customer accounted for approximately 7% of our revenues during the three month period ended March 31, 2019. One customer accounted for approximately 11% of our revenues during the three month period ended March 31, 2018. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

We currently have business operations in Southampton, England; Leiden, the Netherlands; Bonn, Germany; Barcelona, Spain; Tokyo, Japan; and Bengaluru, India, and our international customers, who are principally located in Europe and East Asia, accounted for approximately 32% of our total revenues for the three month period ended March 31, 2019 and approximately 30% of our total revenues for the three month period ended March 31, 2018.

One customer accounted for approximately 10% of our accounts receivables as of March 31, 2019. One customer accounted for approximately 20% and another customer accounted for approximately 10% of our accounts receivable as of December 31, 2018.

Cost of goods sold decreased approximately 7% or $87,601 from $1,211,501 for the three months ended March 31, 2018 as compared to $1,123,900 for the three months ended March 31, 2019. Cost of goods sold were approximately 20% of revenues for the three months ended March 31, 2019 compared to approximately 17% for the three months ended March 31, 2018. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold decreased during the three months ended March 31, 2019 primarily due to a decrease in the costs associated with producing clinical trials on behalf of our clients. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses decreased approximately 2% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in operating expenses is primarily the result of a decrease in legal and professional fees, consulting services and travel expenses partially offset by increases in depreciation, amortization and selling, general and administrative expenses.

Salaries and related expenses were our biggest operating expense at 73% of total operating expenses for the three months ended March 31, 2019 compared to 72% of total operating expenses for the three months ended March 31, 2018. Salaries and related expenses increased by approximately 0% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The table below provides a summary of the significant components of salaries and related expenses by primary cost category.

	For the three months ended
Expense category	March 31, 2019	March 31, 2018	$ Change	% Change
OmniComm corporate operations	$2,592,374	$2,623,054	$(30,680)	-1.2%
New Jersey operations office	302,513	296,874	5,639	1.9%
OmniComm Europe, GmbH	100,239	168,124	(67,885)	-40.4%
OmniComm Ltd.	321,905	330,566	(8,661)	-2.6%
OmniComm Spain S.L.	92,653	99,991	(7,338)	-7.3%
OmniComm Systems B.V.	1,933	84,205	(82,272)	-97.7%
OmniComm eClinical Solutions Pvt. Ltd.	120,278	-0-	120,278	n/a
Employee stock compensation	130,537	56,526	74,011	130.9%
Total salaries and related expenses	$3,662,432	$3,659,340	$3,092	0.1%

As of March 31, 2019, we employed 175 employees and consultants Company-wide as follows: 69 out of our headquarters in Fort Lauderdale, Florida, 8 out of a regional operating office in Somerset, New Jersey, 27 in remote locations throughout the United States. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 17 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 16 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 3 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 2 in the Netherlands and 2 in Japan. Our wholly-owned subsidiary, OmniComm eClinical Solutions Pvt. Ltd., formed in July 2018, employs 31 in the Bengaluru, India. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

During the three months ended March 31, 2019 and the three months ended March 31, 2018 we incurred $130,537 and $56,526, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, (“ASC 718”) which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 8% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The table below details the significant portions of our rent expense. Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2018 we added a new co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2020. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm eClinical Solutions Pvt. Ltd. subsidiary leases office space in Bengaluru, India under the terms of a lease that expires in May 2023. The Company currently operates its office space for our OmniComm Systems B.V, in the Netherlands under the terms of an agreement that expires in October 2019. Our Fort Lauderdale corporate office lease expires in February 2023. Our offices in Barcelona, Spain and Tokyo, Japan are administered under service agreements that include the use of office space and other services. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended March 31, 2019 was a decrease in expense of $54 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $561 for the three months ended March 31, 2018.

	For the three months ended
Expense category	March 31, 2019	March 31, 2018	$ Change	% Change
Corporate office	$106,785	$104,200	$2,585	2.5%
Co-location and disaster recovery facilities	126,109	129,785	(3,676)	-2.8%
New Jersey operations office	13,148	13,148	-0-	0.0%
OmniComm Europe, GmbH	18,775	21,524	(2,749)	-12.8%
OmniComm Ltd.	18,038	16,325	1,713	10.5%
OmniComm Spain S.L.	3,001	3,454	(453)	-13.1%
OmniComm Systems B.V.	500	1,459	(959)	-65.7%
OmniComm eClinical Solutions Pvt. Ltd.	25,497	-0-	25,497	n/a
Straight-line rent expense	(54)	(561)	507	90.3%
Total	$311,799	$289,334	$22,465	7.8%

Consulting services expense decreased to $50,827 for the three months ended March 31, 2019 compared with $125,536 for the three months ended March 31, 2018. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Expenses for both categories decreased year over year. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the three months ended
Expense category	March 31, 2019	March 31, 2018	$ Change	% Change
Sales and marketing	$8,276	$13,250	$(4,974)	-37.5%
Product development	42,551	112,286	(69,735)	-62.1%
Total	$50,827	$125,536	$(74,709)	-59.5%

Legal and professional fees decreased approximately 40% for the three months ended March 31, 2019 compared with the three months ended March 31, 2018. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended March 31, 2019 and March 31, 2018, respectively.

	For the three months ended
Expense category	March 31, 2019	March 31, 2018	$ Change	% Change
Financial advisory	$-0-	$27,633	$(27,633)	-100.0%
Audit and related	44,253	35,223	9,030	25.6%
Accounting services	47,261	59,934	(12,673)	-21.1%
Legal-employment related	14,646	10,661	3,985	37.4%
Legal-financial related	16,231	66,976	(50,745)	-75.8%
General legal	9,372	20,825	(11,453)	-55.0%
Total	$131,763	$221,252	$(89,489)	-40.4%

Selling, general and administrative expenses (“SG&A”) increased by $30,777 or approximately 8% from $409,756 for the three months ended March 31, 2018 compared to $440,533 for the three months ended March 31, 2019. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida; Somerset, New Jersey; Southampton, England; Barcelona, Spain; Bonn, Germany; Leiden, the Netherlands; Tokyo, Japan and Bengaluru, India on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

During the three months ended March 31, 2019 we recognized a reduction in bad debt expense of $23,353 compared to a reduction of bad debt expense of $3,387 for the three months ended March 31, 2018. This change was primarily the result of a decrease in aged receivable balances that allowed us to decrease our reserve. During the remainder of 2019 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure. We have been very successful in managing and collecting our outstanding accounts receivable. We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2019.

Interest expense was $269,379 for the three months ended March 31, 2019 compared to $316,361 for the three months ended March 31, 2018, a decrease of $46,982. Interest incurred to related parties was $190,109 during the three months ended March 31, 2019 and $225,418 for the three months ended March 31, 2018. Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense decreased year over year primarily due to the repayment of outstanding debt. The table below provides detail on the significant components of interest expense for the three months ended March 31, 2019 and March 31, 2018.

	For the three months ended
Debt description	March 31, 2019	March 31, 2018	$ Change	% Change
Accretion of discount from derivatives	$24,637	$54,518	$(29,881)	-54.8%
August 2008 convertible notes	43,644	47,342	(3,698)	-7.8%
December 2008 convertible notes	124,274	124,274	-0-	0.0%
General interest	48,715	50,282	(1,567)	-3.1%
Related party notes payable	28,109	39,945	(11,836)	-29.6%
Total	$269,379	$316,361	$(46,982)	-14.9%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016. We recorded a net unrealized loss of $583,657 during the three month period ended March 31, 2019 compared with a net unrealized gain of $28,416 during the three month period ended March 31, 2018. The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date. These non-cash gains and losses have materially impacted our results of operations during the three month periods ended March 31, 2019 and March 31, 2018 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The below table contains the cumulative arrearage for each series of preferred stock as of March 31, 2019.

Series of Preferred Stock	Cumulative Arrearage
Series B	$609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. At March 31, 2019, we had working capital deficit of $4,154,241.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	March 31, 2019	December 31, 2018	$ Change	% Change
Cash	$1,351,916	$1,440,524	$(88,608)	-6.2%
Accounts receivable, net of allowance for doubtful accounts	3,989,881	6,175,277	(2,185,396)	-35.4%
Prepaid expenses	261,741	384,212	(122,471)	-31.9%
Other current assets	1,633	5,204	(3,571)	-68.6%
Current assets	5,605,171	8,005,217	(2,400,046)	-30.0%

Accounts payable and accrued expenses	1,230,092	2,070,158	(840,066)	-40.6%
Deferred revenue, current portion	5,302,370	6,457,319	(1,154,949)	-17.9%
Finance lease liability	116,728	115,761	967	0.8%
Conversion feature liability, related parties	862,083	670,634	191,449	28.5%
Conversion feature liability	45,415	35,705	9,710	27.2%
Warrant liability, related parties	750,625	601,781	148,844	24.7%
Warrant liability	853,991	687,118	166,873	24.3%
Operating lease liability, current portion	598,108	-0-	598,108	n/a
Current liabilities	9,759,412	10,638,476	(879,064)	-8.3%

Working capital (deficit)	$(4,154,241)	$(2,633,259)	$(1,520,982)	-57.8%

Statement of Cash Flows Disclosure
	For the three months ended
	March 31, 2019	March 31, 2018	$ Change	% Change
Net cash provided by/(used in) operating activities	$166,011	$(1,103,006)	$1,269,017	-115.1%
Net cash provided by/(used in) investing activities	(270,711)	(645,197)	374,486	58.0%
Net cash provided by/(used in) financing activities	19,635	1,750,000	(1,730,365)	98.9%

Net increase/(decrease) in cash and cash equivalents	(88,608)	(814)	(87,794)	-10,785.5%

Changes in operating accounts	340,393	(1,917,655)	2,258,048	117.8%

Effect of non-cash transactions on cash and cash equivalents	$1,092,143	$221,166	$870,977	393.8%

Cash and Cash Equivalents

Cash and cash equivalents decreased by $88,608 to $1,351,916 at March 31, 2019 from $1,440,524 at December 31, 2018. The decrease is primarily comprised of a net loss of ($1,266,525), changes in working capital accounts of $340,393 and an increase from non-cash transactions of $1,092,143. During the three months ended March 31, 2019 we had investing activities of ($270,711). We had financing activities that included repayments of $400,000 to our revolving line of credit, proceeds of $450,000 from warrant exercises and payment of $30,365 for finance leases during the three month period ended March 31, 2019.

Capital Expenditures

Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have primarily paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

Presently, we have approximately $500,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2019. We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or finance equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2019:

Contractual obligation		Payments due by period
	Total	Less than 1 year	1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$557,500	$-0-	$557,500	(2)	$-0-		$-0-
Convertible notes (1)	5,970,000	-0-	5,770,000	(3)	200,000	(4)	-0-
Lines of credit (5)	2,500,000	-0-	2,500,000		-0-		-0-
Operating lease obligations (6)	1,824,770	732,268	427,193		331,698		333,611	(7)
Finance lease obligations (8)	260,485	116,729	124,523		19,233		-0-
Total	$11,112,755	$848,997	$9,379,216		$550,931		$333,611

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
8. Includes finance lease obligations for hardware located in our co-location sites in Ohio and Germany.

Leases

We had operating lease assets and operating lease liabilities of $1,569,465 as of March 31, 2019.

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

On April 7, 2017, the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At March 31, 2019, $2,500,000 was outstanding on the Line of Credit at an interest rate of 4.50%.

On June 30, 2017, the Company and the holder extended the maturity date of $200,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

During the next twelve months we expect debt in the aggregate amount of $-0- to mature.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company, $2,500,000 of which is outstanding as of March 31, 2019, or short-term bridge loans, we do not have any additional sources of working capital.

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

The Company recognizes revenues in accordance with FASB ASC 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered.

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

LEASES

The Company accounts for leases in accordance with ASU No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). We determine if an arrangement is a lease at inception. As part of the lease determination process, we assess several factors, including, but not limited to, assessing our right to control and direct the use of the asset, as well as, assessing if the other party has a substantive substitution right. If we enter into leases that contain multiple components, we identify separate lease components based on whether or not the right to use the underlying assets is distinct and either highly dependent or highly interrelated with other rights in the contract. We also evaluate whether there are any non-lease components in the arrangement. If separate lease and non-lease components are identified, we allocate the consideration in the contract to the lease and non-lease components at the lease inception. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in operating lease assets and operating lease liabilities on our balance sheet. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). ASU 2016-02 requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. On January 1, 2019, we adopted ASU 2016-02, as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance on using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2018 to determine their impact, if any, on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2019, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2019, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2019 the Company issued 1,800,000 shares of common stock to Randall G. Smith, our Executive Vice Chairman, upon the exercise of 1,800,000 warrants with an exercise price of $0.25 per share for an aggregate purchase price of $450,000.

On March 14, 2019, the Company entered into restricted stock award agreements (“RSAs”) with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Technology Officer intended to provide incentive to the executives to ensure certain economic performance of the Company. Under the terms of the RSAs, each executive was awarded 225,000 performance related restricted shares of the Company's common stock subject to forfeiture restrictions based on certain milestones having been met for the year ended December 31, 2019 as follows: a) 75,000 performance related shares are subject to individual performance, b) 75,000 performance related shares shall be forfeited if the Company's 2019 revenue does not equal or exceed $32.5 million and the Company’s 2019 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") does not equal or exceed $6.5 million, and c) 75,000 performance related shares shall be forfeited if the Company's 2019 revenue does not equal or exceed $33.9 million and the Company’s 2019 EBITDA does not equal or exceed $6.8 million. The restrictions on 1/3 of the awarded performance shares will lapse on the 1st of April in 2020, 2021 and 2022 provided the individual remains an employee of the Company. The restricted shares granted under the RSAs were valued as of the grant date at $0.28 per share.

On March 21, 2019 the Company issued 209,694 shares of Common stock to an employee upon the cashless exercise of 1,000,000 warrants with an exercise price of $0.25 per share.

The securities described above in this section were issued in reliance upon the exemption from the registration requirements of the Securities Act as set forth in Section 4(a)(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.39† *	Form of Promissory Note and Schedule of Substantially Identical Promissory Notes

10.45† *	Form of Common Stock Purchase Warrant and Schedule of Substantially Identical Common Stock Purchase Warrants

10.51*	Lease Agreement (Bengaluru, India) dated November 1, 2018

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith
†	Pursuant to Instruction 2 of Item 601(a) of Regulation SK, the Company has filed only the form of the contract, and other contracts substantially identical in all material respects, except as to the parties thereto and certain other details, are described in a Schedule to the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2019

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit

Cornelis F. Wit, Executive Chairman

(Principal Executive Officer)

By: /s/ Thomas E. Vickers

Thomas E. Vickers, Chief Financial Officer

(Principal Financial Officer)