Form 10-Q
period 2019-06-30
OMNICOMM SYSTEMS INC
filed 2019-08-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 13, 2019: 160,190,785 common stock $0.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the six month period ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,110,409	$1,440,524
Accounts receivable, net of allowance for doubtful accounts of $126,108 and $176,220, respectively	6,467,749	6,175,277
Prepaid expenses	342,050	384,212
Other current assets	(67)	5,204
Total current assets	7,920,141	8,005,217
Property and equipment, net	1,446,604	1,360,315
Other assets
Intangible assets, net	555,435	730,835
Operating lease right-of-use assets	1,249,907	-0-
Other assets	81,320	131,847

TOTAL ASSETS	$11,253,407	$10,228,214

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,799,853	$2,070,158
Line of credit	1,900,000	-0-
Notes payable, current portion, net of discount of $42,424 and $-0-, respectively	277,576	-0-
Deferred revenue, current portion	7,404,492	6,457,319
Capital lease liability, current portion	119,354	115,761
Conversion feature liability, related parties	1,526,170	670,634
Conversion feature liability	-0-	35,705
Warrant liability, related parties	1,451,674	601,781
Warrant liability	421,275	687,118
Operating lease liability, current portion	516,748	-0-
Total current liabilities	15,417,142	10,638,476

LONG TERM LIABILITIES
Line of credit, long term	-0-	2,900,000
Notes payable, long term, net of current portion, net of discount of $-0- and $123,184, respectively	-0-	434,316
Convertible notes payable, related parties, long term, net of current portion	5,770,000	5,770,000
Convertible notes payable, long term, net of current portion	-0-	200,000
Deferred revenue, long term, net of current portion	2,001,371	1,794,237
Capital lease liability, long term, net of current portion	114,140	175,089
Operating lease liability, long term, net of current portion	833,709	-0-

TOTAL LIABILITIES	24,136,362	21,912,118

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively, at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 160,190,785 and 155,368,647 issued and outstanding, respectively, at $0.001 par value	160,192	155,370
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	57,300,373	56,233,085
Accumulated other comprehensive (loss)	(448,532)	(436,505)
Accumulated (deficit)	(70,894,988)	(68,635,854)

TOTAL SHAREHOLDERS' (DEFICIT)	(12,882,955)	(11,683,904)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$11,253,407	$10,228,214

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$12,219,104	$13,177,520	$6,684,806	$6,137,151
Reimbursable revenues	394,896	312,605	213,375	162,502
Total revenues	12,614,000	13,490,125	6,898,181	6,299,653

Cost of goods sold	2,188,582	2,196,429	1,133,901	1,042,804
Reimbursable expenses-cost of goods sold	127,903	114,749	58,684	56,873
Total cost of goods sold	2,316,485	2,311,178	1,192,585	1,099,677

Gross margin	10,297,515	11,178,947	5,705,596	5,199,976

Operating expenses
Salaries, benefits and related taxes	7,366,535	7,211,505	3,704,103	3,552,165
Rent and occupancy expenses	634,520	593,148	322,721	303,814
Consulting services	149,179	164,120	98,352	38,584
Legal and professional fees	460,427	308,872	328,664	87,620
Travel	362,182	397,462	213,620	197,066
Telephone and internet	94,480	71,014	43,846	41,331
Selling, general and administrative	900,567	913,050	460,034	503,294
Bad debt expense	(50,112)	26,252	(26,759)	29,639
Intangible asset impairment	-0-	79,634	-0-	79,634
Depreciation expense	259,463	163,845	130,663	86,069
Amortization expense	175,401	157,447	87,701	93,298
Total operating expenses	10,352,642	10,086,349	5,362,945	5,012,514

Operating income/(loss)	(55,127)	1,092,598	342,651	187,462

Other income/(expense)
Interest expense, related parties	(382,331)	(453,080)	(192,222)	(227,662)
Interest expense	(172,924)	(187,785)	(93,654)	(96,842)
Interest income	8	9	4	4
Change in derivative liabilities	(1,544,875)	1,758,413	(961,218)	1,729,997
Transaction gain/(loss)	(28,896)	(85,856)	(13,170)	(63,178)
Income/(loss) before income taxes	(2,184,145)	2,124,299	(917,609)	1,529,781
Income tax (expense)	(74,989)	(1,035)	(75,000)	-0-
Net income/(loss) attributable to common stockholders	$(2,259,134)	$2,123,264	$(992,609)	$1,529,781

Net income/(loss) per share
Basic	$(0.01)	$0.01	$(0.01)	$0.01
Diluted	$(0.01)	$0.01	$(0.01)	$0.01
Weighted average number of shares outstanding
Basic	158,321,294	149,966,378	159,289,879	150,275,406
Diluted	158,321,294	164,067,795	159,289,879	164,376,823

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss) attributable to common stockholders	$(2,259,134)	$2,123,264	$(992,609)	$1,529,781
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(12,027)	(21,168)	(6,597)	(22,455)

Other comprehensive income/(loss)	(12,027)	(21,168)	(6,597)	(22,455)

Comprehensive income/(loss)	$(2,271,161)	$2,102,096	$(999,206)	$1,507,326

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2019 AND JUNE 30, 2018

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2019

	Preferred Stock			Common Stock				Accumulated
	Series D Preferred		Additional			Additional		other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)

Balances at December 31, 2018	250,000	$250	$999,750	155,368,647	$155,370	$56,233,085	$(68,635,854)	$(436,505)	$(11,683,904)

Employee stock option expense						82,562			82,562

Foreign currency translation adjustment								(12,027)	(12,027)

Restricted stock issuance/forfeiture				1,900,000	1,900	188,154			190,054

Issuance of common stock, stock option exercise				50,000	50	8,450			8,500

Issuance of common stock, warrant exercise and reclassification of warrant liability				2,600,000	2,600	695,400			698,000

Cashless issuance of common stock, warrant exercise				209,694	210	66,571			66,781

Reclassification of conversion feature liability associated with convertible debt						26,213			26,213

Share reinstatement and cancellation				62,444	62	(62)			-0-

Net income/(loss) for the period ended June 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	(2,259,134)	-0-	(2,259,134)

Balances at June 30, 2019 (unaudited)	250,000	$250	$999,750	160,190,785	$160,192	$57,300,373	$(70,894,988)	$(448,532)	$(12,882,955)

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2018

	Preferred Stock			Common Stock				Accumulated
	Series D Preferred		Additional			Additional		other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)

Balances at December 31, 2017	250,000	$250	$999,750	148,542,805	$148,544	$54,379,454	$(72,323,819)	$(397,237)	$(17,193,058)

Employee stock option expense						107,075			107,075

Foreign currency translation adjustment								(21,168)	(21,168)

Issuance of common stock, purchase of Acuity				1,666,667	1,667	498,333			500,000

Issuance of common stock, stock option exercise				200,000	200	44,800			45,000

Reclassification of conversion feature liability associated with convertible debt						10,500			10,500

Net income/(loss) for the period ended June 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	2,123,264	-0-	2,123,264

Balances at June 30, 2018 (unaudited)	250,000	$250	$999,750	150,409,472	$150,411	$55,040,162	$(70,200,555)	$(418,405)	$(14,428,387)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2019 AND JUNE 30, 2018

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2019

	Preferred Stock			Common Stock				Accumulated
	Series D Preferred		Additional			Additional		other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)

Balances at March 31, 2019 (unaudited)	250,000	$250	$999,750	158,278,341	$158,280	$56,877,493	$(69,902,379)	$(441,935)	$(12,308,541)

Employee stock option expense						29,635			29,635

Foreign currency translation adjustment								(6,597)	(6,597)

Restricted stock issuance/forfeiture				1,000,000	1,000	111,444			112,444

Issuance of common stock, stock option exercise				50,000	50	8,450			8,500

Issuance of common stock, warrant exercise and reclassification of warrant liability				800,000	800	247,200			248,000

Reclassification of conversion feature liability associated with convertible debt						26,213			26,213

Share reinstatement and cancellation				62,444	62	(62)			-0-

Net income/(loss) for the period ended June 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	(992,609)	-0-	(992,609)

Balances at June 30, 2019 (unaudited)	250,000	$250	$999,750	160,190,785	$160,192	$57,300,373	$(70,894,988)	$(448,532)	$(12,882,955)

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2018

	Preferred Stock			Common Stock				Accumulated
	Series D Preferred		Additional			Additional		other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)

Balances at March 31, 2018 (unaudited)	250,000	$250	$999,750	150,209,472	$150,211	$54,934,313	$(71,730,336)	$(395,950)	$(16,041,762)

Employee stock option expense						50,549			50,549

Foreign currency translation adjustment								(22,455)	(22,455)

Issuance of common stock, stock option exercise				200,000	200	44,800			45,000

Reclassification of conversion feature liability associated with convertible debt						10,500			10,500

Net income/(loss) for the period ended June 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	1,529,781	-0-	1,529,781

Balances at June 30, 2018 (unaudited)	250,000	$250	$999,750	150,409,472	$150,411	$55,040,162	$(70,200,555)	$(418,405)	$(14,428,387)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,259,134)	$2,123,264
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	1,544,875	(1,758,413)
Intangible asset impairment	-0-	79,634
Interest expense from derivative instruments	80,760	109,035
Employee stock compensation	272,616	107,075
Provision for doubtful accounts	(50,112)	26,252
Depreciation and amortization	434,864	321,292
Operating lease right-of-use assets	479,723	-0-
Changes in operating assets and liabilities
Accounts receivable	(242,360)	817,348
Prepaid expenses	42,162	79,967
Other current assets	5,271	(3,016)
Other assets	50,527	(48,361)
Accounts payable and accrued expenses	(270,305)	(979,804)
Operating lease liability	(379,173)	-0-
Patent settlement liability	-0-	(112,500)
Deferred revenue	1,154,307	(1,446,290)
Net cash provided by/(used in) operating activities	864,021	(684,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(346,042)	(438,573)
Purchase of Acuity software	-0-	(552,403)
Net cash (used in) investing activities	(346,042)	(990,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(437,500)	(150,000)
Proceeds/(repayments) from revolving line of credit	(1,000,000)	1,750,000
Proceeds from exercise of stock options	8,500	45,000
Proceeds from exercise of warrants	650,000	-0-
Principal repayment of capital lease obligation	(57,356)	(10,546)
Net cash provided by/(used in) financing activities	(836,356)	1,634,454

Effect of exchange rate changes on fixed and intangible assets	289	2,835
Effect of exchange rate changes on cash and cash equivalents	(12,027)	(21,168)
Net increase/(decrease) in cash and cash equivalents	(330,115)	(59,372)
Cash and cash equivalents at beginning of period	1,440,524	1,176,551

Cash and cash equivalents at end of period	$1,110,409	$1,117,179

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$162,885	$1,035
Interest	$482,395	$523,061

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$5,770,000	$-0-
Common stock issued for the purchase of Acuity software	$-0-	$500,000
Reclassification of conversion feature liability associated with convertible debt	$26,213	$-0-
Reclassification of warrant liability associated with warrant exercise	$114,781	$-0-
Capital expenditures funded by capital lease borrowing	$-0-	$359,603
Operating lease right-of-use assets and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$1,729,630	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

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

Our ability to compete within the EDC and eClinical industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC and eClinical software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. While our main product development efforts are conducted in our Fort Lauderdale, Florida office, we also conduct product development in other parts of the U.S. as well as in Southampton, England and Bengaluru, India. During the six month periods ended June 30, 2019 and June 30, 2018 we spent $2,101,484, which represents 17% of revenue, and $1,682,336, which represents 12% of revenue, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the six month periods ended June 30, 2019 and June 30, 2018 are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018.

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

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2018 financial statements to conform to the 2019 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements ("ASC 830-30"). The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. The functional currency of the Company’s subsidiary, OmniComm eClinical Solutions Pvt. Ltd. in India, is the Indian Rupee. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $12,027 and a translation loss of $21,168 for the six month periods ended June 30, 2019 and June 30, 2018, respectively.

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

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

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

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

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

The fees associated with each business activity for the six month periods ended June 30, 2019 and June 30, 2018, respectively, are:

	For the six months ended
Revenue activity	June 30, 2019	June 30, 2018
Set-up fees	$1,674,550	$1,990,187
Change orders	608,318	769,711
Maintenance	2,784,334	2,782,358
Software licenses	5,360,283	5,502,732
Professional services	1,399,970	1,510,209
Hosting	786,545	934,928
Total	$12,614,000	$13,490,125

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $126,108 as of June 30, 2019 and $176,220 as of December 31, 2018.

The following table summarizes activity in the Company's allowance for doubtful accounts for the six month period ended June 30, 2019 and the year ended December 31, 2018.

	June 30, 2019	December 31, 2018
Beginning of period	$176,220	$149,980
Bad debt expense	(50,112)	41,782
Write-offs	-0-	(15,542)
End of period	$126,108	$176,220

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2019, $433,538 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2019. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of June 30, 2019, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 7% of our revenues during the six month period ended June 30, 2019 or approximately $870,000. One customer accounted for 11% of our revenues during the six month period ended June 30, 2018 or approximately $1,467,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the six month periods ended June 30, 2019 and June 30, 2018 and the year ended December 31, 2018.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
June 30, 2019	-0-	0%	2	30%
December 31, 2018	1	13%	1	20%
June 30,2018	1	11%	2	32%

The table below provides revenues from European customers for the six month periods ended June 30, 2019 and June 30, 2018.

European revenues
For the six months ended
June 30, 2019		June 30, 2018
European revenues	% of Total revenues	European revenues	% of Total revenues
$2,341,362	19%	$2,340,251	17%

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

LEASES

The Company accounts for leases in accordance with ASU No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). We determine if an arrangement is a lease at inception. As part of the lease determination process, we assess several factors, including, but not limited to, assessing our right to control and direct the use of the asset, as well as, assessing if the other party has a substantive substitution right. If we enter into leases that contain multiple components, we identify separate lease components based on whether or not the right to use the underlying assets is distinct and either highly dependent or highly interrelated with other rights in the contract. We also evaluate whether there are any non-lease components in the arrangement. If separate lease and non-lease components are identified, we allocate the consideration in the contract to the lease and non-lease components at the lease inception. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in operating lease assets and operating lease liabilities on our balance sheet at June 30, 2019. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of June 30, 2019, the Company had $9,405,863 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 6.0 years. The Company had $7,404,492 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $419,933 and $532,821 for the six month periods ended June 30, 2019 and June 30, 2018, respectively, and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the six month periods ended June 30, 2019 and June 30, 2018 we spent $2,101,484, which represents 17% of revenue, and $1,682,336, which represents 12% of revenue, respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Stockholders on June 16, 2016. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of June 30, 2019 11,576,250 shares of our common stock were authorized for issuance under the 2016 Plan.

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

JUNE 30, 2019 AND JUNE 30, 2018

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350-40 to determine which implementation costs to capitalize as assets. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company's consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 158,321,294 and 149,966,378 for the six month periods ended June 30, 2019 and June 30, 2018, respectively.

The outstanding share balance as of June 30, 2019 and June 30, 2018, respectively, includes 2,100,000 and -0- restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 31,888,000 have been omitted from the calculation of dilutive earnings/(loss) per share for the six month period ended June 30, 2019 and 14,396,945 for the six month period ended June 30, 2018, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per share. The table below provides a reconciliation of anti-dilutive securities outstanding as of June 30, 2019 and June 30, 2018, respectively.

Anti-dilutive security	June 30, 2019	June 30, 2018
Employee stock options	2,320,000	1,295,000
Warrants	17,920,000	12,550,000
Convertible notes	11,540,000	440,000
Shares issuable for accrued interest	108,000	111,945
Total	31,888,000	14,396,945

The employee stock options are exercisable at prices ranging from $0.17 to $0.34 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of convertible debentures or accrued interest have a conversion price of $0.50 per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

Some of the Company’s convertible debt has an anti-dilutive effect on net earnings/(loss) per share and was not included in the computation of diluted earnings per share.

	For the six months ended
	June 30, 2019			June 30, 2018
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(2,259,134)	158,321,294	$(0.01)	$2,123,264	149,966,378	$0.01

Effect of dilutive securities	-0-	-0-	-0-	(317,701)	14,101,417	(0.02)

Diluted EPS	$(2,259,134)	158,321,294	$(0.01)	$1,805,563	164,067,795	$0.01

	For the three months ended
	June 30, 2019			June 30, 2018
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(992,609)	159,289,879	$(0.01)	$1,529,781	150,275,406	$0.01

Effect of dilutive securities	-0-	-0-	-0-	(281,506)	14,101,417	(0.02)

Diluted EPS	$(992,609)	159,289,879	$(0.01)	$1,248,275	164,376,823	$0.01

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2019			December 31, 2018
Description	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$3,143,981	$2,323,964	$820,017	$3,067,069	$2,202,166	$864,903	5
Leasehold improvements	137,904	111,078	26,826	136,648	106,362	30,286	5
Computer software	2,692,552	2,117,329	575,223	2,426,339	1,991,842	434,497	3
Office furniture	169,131	144,593	24,538	169,120	138,491	30,629	5
Total	$6,143,568	$4,696,964	$1,446,604	$5,799,176	$4,438,861	$1,360,315

Depreciation expense for the six month period ended June 30, 2019 was $259,463 and $163,845 for the six month period ended June 30, 2018.

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2019			December 31, 2018
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	112,756	112,756	-0-	113,220	113,220	-0-	15
Promasys B.V. software code	72,837	72,837	-0-	72,837	72,837	-0-	5
Promasys B.V. URLs/website	56,947	56,947	-0-	57,182	57,182	-0-	3
Acuity software code	1,052,403	496,968	555,435	1,052,403	321,568	730,835	3
Total	$2,687,644	$2,132,209	$555,435	$2,688,343	$1,957,508	$730,835

During the second quarter of 2018 we recognized an impairment loss of $79,634 on the Promasys B.V. customer list after performing a fair value analysis on the asset utilizing a discounted cash flow model. The impairment charge is separately presented on the Statement of Operations.

Amortization expense for the six month period ended June 30, 2019 was $175,401 and $157,447 for the six month period ended June 30, 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

Remaining amortization expense for the Company’s intangible assets is as follows:

Year	Amortization
2019	$175,401
2020	350,801
2021	29,233
Total	$555,435

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	June 30, 2019	December 31, 2018
Accounts payable	$837,782	$895,145
Accrued payroll and related costs	802,668	851,530
Other accrued expenses	93,403	250,570
Accrued interest	66,000	72,913
Total accounts payable and accrued expenses	$1,799,853	$2,070,158

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”). Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At June 30, 2019, $1,900,000 was outstanding on the Line of Credit at an interest rate of 4.50%.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

The following table summarizes the notes payable outstanding as of June 30, 2019.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	June 30, 2019	Current	term	Current	term
6/30/2016	4/1/2020	10%	$320,000	$320,000	$-0-	$-0-	$-0-
Discount on notes payable				(42,424)	-0-	-0-	-0-
Total			$320,000	$277,576	$-0-	$-0-	$-0-

The following table summarizes the notes payable outstanding as of December 31, 2018.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2018	Current	term	Current	term
6/30/2016	4/1/2020	10%	$420,000	$-0-	$420,000	$-0-	$-0-
6/30/2016	4/1/2020	12%	137,500	-0-	137,500	-0-	-0-
Discount on notes payable				-0-	(123,184)	-0-	-0-
Total			$557,500	$-0-	$434,316	$-0-	$-0-

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

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017, the Company repaid $90,000 to one of the lenders. On December 31, 2018, the Company repaid $145,000 to one of the lenders. On June 30, 2019, the Company repaid the remaining $137,500 to the lender.

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

On June 30, 2016, the Company issued promissory notes in the principal amount of $420,000 and warrants to purchase 1,680,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 10% per annum and have a maturity date of April 1, 2020. On June 26, 2019, the Company repaid $100,000 to one of the lenders.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of June 30, 2019.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	June 30, 2019	Related	Non related	Related	Non related
8/29/2008	4/1/2023	10%	$1,770,000	$-0-	$-0-	$1,770,000	$-0-
12/16/2008	4/1/2023	12%	4,000,000	-0-	-0-	4,000,000	-0-
Total			$5,770,000	$-0-	$-0-	$5,770,000	$-0-

The following table summarizes the convertible debt outstanding as of December 31, 2018.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2018	Related	Non related	Related	Non related
8/29/2008	4/1/2020	10%	$1,770,000	$-0-	$-0-	$1,770,000	$-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$5,970,000	$-0-	$-0-	$5,770,000	$200,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. On September 30, 2018, the final $50,000 note was repaid in full along with the accrued interest of $96,949. As of June 30, 2019, $862,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $-0-.

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

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

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

On June 30, 2019, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2023. The expiration date of the warrants associated with the debentures was also extended to April 1, 2023.

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

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

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

On June 30, 2016, the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. The $100,000 of convertible debentures was repaid in full on August 31, 2017.

On June 30, 2017, the Company and the holder extended the maturity date of $200,000 of the convertible debentures to April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021. The $200,000 of convertible debentures was repaid in full on June 30, 2019.

On June 30, 2019, the Company and Mr. Wit extended the maturity date of $4,000,000 of convertible debentures to April 1, 2023. The expiration date of the warrants associated with the debentures was also extended to April 1, 2023.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

The principal payments required at maturity under the Company’s outstanding convertible debt at June 30, 2019 are as follows:

Year	Amount
2019	$-0-
2020	-0-
2021	-0-
2022	-0-
2023	5,770,000
Total	$5,770,000

NOTE 9:	FAIR VALUE MEASUREMENT

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

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2019 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

A summary, as of June 30, 2019, of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Derivatives: (1) (2)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$1,526,170	$-0-	$-0-	$1,526,170
Warrant liability	1,872,949	-0-	-0-	1,872,949
Total of derivative liabilities	$3,399,119	$-0-	$-0-	$3,399,119

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the period ended June 30, 2019.

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet.

	Significant valuation assumptions for derivative instruments at June 30, 2019
Risk free interest rate	2.16%	to	2.34%
Dividend yield		0.00%
Expected volatility	99.7%	to	110.4%
Expected life (range in years)
Conversion feature liability	3.76	to	3.76
Warrant liability	0.76	to	3.76

A summary, as of December 31, 2018, of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Derivatives: (1) (2)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$706,339	$-0-	$-0-	$706,339
Warrant liability	1,288,899	-0-	-0-	1,288,899
Total of derivative liabilities	$1,995,238	$-0-	$-0-	$1,995,238

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

A summary, as of June 30, 2019, of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
Acquired assets (1)	December 31, 2018	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Promasys B.V. customer list (2) (3)	$-0-	$-0-	$-0-	$-0-	$136,253
Promasys B.V. software code (2)	-0-	-0-	-0-	-0-	72,943
Acuity software code (4)	730,835	555,435	-0-	-0-	1,052,403
Total	$730,835	$555,435	$-0-	$-0-	$1,261,599

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

The table below presents the unrealized gains/(losses) for the six month periods ended June 30, 2019 and June 30, 2018.

	Other income/(expense)
	For the six months ended
	June 30, 2019	June 30, 2018
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gains/(losses) from changes in derivative liabilities at the reporting date	$(1,544,875)	$1,758,413

Total unrealized and realized gains/(losses) included in earnings	$(1,544,875)	$1,758,413

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the six month period ended June 30, 2019 and the year ended December 31, 2018. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of June 30, 2019 and December 31, 2018.

The table below presents the Level 3 financial liabilities at fair value for the six month period ended June 30, 2019.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
	beginning	Net realized	Net unrealized	and	associated with	end
Derivatives:	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of period
Conversion feature liability	$(706,339)	$-0-	$(846,044)	$-0-	$26,213	$(1,526,170)
Warrant liability	(1,288,899)	-0-	(698,831)	114,781	-0-	(1,872,949)
Total of derivative liabilities	$(1,995,238)	$-0-	$(1,544,875)	$114,781	$26,213	$(3,399,119)

The table below presents the Level 3 financial liabilities at fair value for the year ended December 31, 2018.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
	beginning	Net realized	Net unrealized	and	associated with	end
Derivatives:	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of year
Conversion feature liability	$(1,685,947)	$-0-	$969,108	$-0-	$10,500	$(706,339)
Warrant liability	(3,440,799)	-0-	2,142,652	9,248	-0-	(1,288,899)
Total of derivative liabilities	$(5,126,746)	$-0-	$3,111,760	$9,248	$10,500	$(1,995,238)

NOTE 10:	LEASES

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

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

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

The Company currently leases office space under operating leases for most of its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The Company’s Fort Lauderdale, Florida corporate office lease expires in February 2023. The Company’s lease on its New Jersey field office was terminated on June 30, 2019. The employees began working remotely on July 1, 2019. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2020. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2020. The Company currently operates its wholly-owned subsidiary, OmniComm eClinical Solutions Pvt. Ltd., in India under the terms of a lease that expires in May 2023. The Company currently operates its wholly-owned subsidiary, OmniComm Systems B.V, in the Netherlands under the terms of an agreement that expires in October 2019. Our offices in Barcelona, Spain and Tokyo, Japan are administered under service agreements that include the use of office space and other services.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	June 30, 2019
Right-of-use assets	Operating lease assets	$1,249,907

Current lease liability	Current operating lease liability	516,748
Non-current lease liability	Long term operating lease liability	833,709
Total lease liabilities		$1,350,457

Our weighted average lease terms and discount rates are as follows:

June 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	3.87
Finance leases	1.90

Weighted-average discount rate
Operating leases	4.50%
Finance leases	6.94%

The components of lease cost were as follows:

June 30, 2019
Operating lease cost	$337,110
Variable lease cost (1)	290,200
Total lease liabilities	$627,310

(1) Variable lease cost primarily relates to common area maintenance, property taxes and insurance on leased real estate

Supplemental disclosures of cash flow information related to leases were as follows:

For the six months ended June 30, 2019
Cash paid for operating lease cost	$338,685

Operating lease assets obtained in exchange for operating lease liabilities	$1,729,630

The minimum future lease payments required under the Company’s operating leases at June 30, 2019 are as follows:

Year	Payments
2019	$275,228
2020	429,392
2021	329,170
2022	341,173
Thereafter	76,628
Total undiscounted lease payments	1,451,591
Less: amount representing interest	(101,134)
Present value of lease payments	$1,350,457

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, minimum future lease payments were as follows as of December 31, 2018:

Year	Payments
2019	$655,901
2020	414,973
2021	340,029
2022	340,270
Thereafter	76,243
Total	$1,827,416

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $634,520 and $593,148 for the six month periods ended June 30, 2019 and June 30, 2018, respectively.

The Company currently leases computer hardware for its operations under leases classified as finance leases. The leased equipment is amortized on a straight line basis over five years. Our finance lease costs for the six month period ending June 30, 2019 was $65,228. The minimum future lease payments required under the Company’s finance leases at June 30, 2019 are as follows:

Year	Payments
2019	$65,426
2020	130,853
2021	52,290
Total minimum capital lease payments	248,569
Less: Amount representing interest	(15,075)
Present value of minimum capital lease payments	$233,494

NOTE 11:	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2019, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

NOTE 12:	RELATED PARTY TRANSACTIONS

As of June 30, 2019, we have an aggregate of $5,770,000 of convertible debentures outstanding to our Executive Chairman and Executive Chairman of the Board, Cornelis F. Wit (“Mr. Wit”) and have issued certain warrants to Mr. Wit, as follows:

●

In June 2008, Mr. Wit invested $510,000 in convertible notes. On August 29, 2008, Mr. Wit converted the $510,000 and invested an additional $1,260,000 in a private placement of convertible debentures and warrants to purchase 3,540,000 shares of our common stock. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $1,770,000 of convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to August 29, 2013.On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2016, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On June 30, 2019, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2023. The expiration date of the warrants associated with the debentures was also extended to April 1, 2023.

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to December 16, 2013. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015, the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock. On June 30, 2016, the Company and Mr. Wit extended the maturity date of the $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017, the Company repaid $55,000 to Mr. Wit. On June 30, 2019, the Company and Mr. Wit extended the maturity date of the $4,000,000 of convertible debentures to April 1, 2023. The expiration date of the warrants associated with the debentures was also extended to April 1, 2023.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013, the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015, the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017, the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At June 30, 2019, $1,900,000 was outstanding on the Line of Credit at an interest rate of 4.50%.

For the six month period ended June 30, 2019 we incurred $382,331 in interest expense payable to related parties and $453,080 for the six month period ended June 30, 2018.

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

As of June 30, 2019 we had the following outstanding securities:

○	160,190,785 shares of common stock issued and outstanding;
○	17,920,000 warrants issued and outstanding to purchase shares of our common stock;
○	2,320,000 options issued and outstanding to purchase shares of our common stock;
○	250,000 shares of our Series D Preferred Stock issued and outstanding; and
○	$5,770,000 principal amount of Convertible Debentures and $54,000 of accrued interest convertible into 11,540,000 and 108,000 shares of common stock, respectively.

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

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

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

On April 1, 2019, the Company issued 800,000 shares of common stock to Mr. Wit, our Executive Chairman, upon the exercise of 800,000 warrants with an exercise price of $0.25 per share for an aggregate purchase price of $200,000.

On April 30, 2019, the Company issued 50,000 shares of common stock to an employee upon the exercise of 50,000 options granted under the 2009 Equity Incentive Plan with an exercise price of $0.17 per share for an aggregate purchase price of $8,500.

On June 13, 2019, the Company entered into restricted stock award agreements (“RSAs”) with each member of the Board of Directors. Under the terms of the RSAs, each Director was awarded 200,000 performance related restricted shares of the Company's common stock subject to forfeiture restrictions based on certain milestones having been met for the year ended December 31, 2019 as follows: 75,000 performance related shares shall be forfeited if the Company's 2019 revenue does not equal or exceed $32.5 million and the Company’s 2019 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") does not equal or exceed $6.5 million. The restrictions on the awarded performance shares will lapse on the day prior to the 2020 Annual Stockholder Meeting provided the individual remains a Director of the Company. The restricted shares granted under the RSAs were valued as of the grant date at $0.25 per share.

On June 30, 2019, the Company reinstated 62,444 shares of common stock to adjust a historical discrepancy from 2008.

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of June 30, 2019 and June 30, 2018, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	June 30,		June 30,
Series of preferred stock	2019	2018	2019	2018
Series B	$609,887	$609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$2,081,980

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

Warrants Issued in Capital Transactions

The following tables summarize all outstanding warrants for the six month period ended June 30, 2019 and the year ended December 31, 2018, and the related changes during these periods.

June 30, 2019						June 30, 2019
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	17,920,000	2.71	$0.49	17,920,000	$0.49

December 31, 2018						December 31, 2018
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	22,020,000	1.06	$0.45	22,020,000	$0.45

Warrants
Balance at December 31, 2017	27,020,000
Issued	-0-
Exercised	(4,000,000)
Expired/forfeited	(1,000,000)
Balance at December 31, 2018	22,020,000
Issued	-0-
Exercised	(3,600,000)
Expired/forfeited	(500,000)
Balance at June 30, 2019	17,920,000
Warrants exercisable at June 30, 2019	17,920,000

Weighted average fair value of warrants granted during 2019	n/a

Other Comprehensive Income/(Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive income/(loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive income/(loss).

	Foreign currency translation	Accumulated other comprehensive income/(loss)
Balance at December 31, 2017	$(397,237)	$(397,237)
2018 Activity	(39,268)	(39,268)
Balance at December 31, 2018	(436,505)	(436,505)
2019 Activity	(12,027)	(12,027)
Balance at June 30, 2019	$(448,532)	$(448,532)

NOTE 14:	EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and stockholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of June 30, 2019 11,576,250 shares of our common stock were authorized for issuance under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

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

On June 13, 2019, the Company entered into restricted stock award agreements (“RSAs”) with each member of the Board of Directors. Under the terms of the RSAs, each Director was awarded 200,000 performance related restricted shares of the Company's common stock subject to forfeiture restrictions based on certain milestones having been met for the year ended December 31, 2019 as follows: 75,000 performance related shares shall be forfeited if the Company's 2019 revenue does not equal or exceed $32.5 million and the Company’s 2019 Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") does not equal or exceed $6.5 million. The restrictions on the awarded performance shares will lapse on the day prior to the 2020 Annual Stockholder Meeting provided the individual remains a Director of the Company. The restricted shares granted under the RSAs were valued as of the grant date at $0.25 per share.

The total combined restricted stock compensation expense recognized, in the statement of operations, during the six months ended June 30, 2019 was $190,054.

As of June 30, 2019, there were 2,195,000 outstanding stock options, 100,000 exercised stock options and 2,825,000 restricted stock shares that have been granted under the 2016 Plan. At June 30, 2019, there were 6,456,250 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

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

As of June 30, 2019, there were 125,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan. At June 30, 2019, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2017	5,275,000	$0.26	4.09	$130,475
Granted	570,000	0.28
Exercised	(300,000)	0.21
Forfeited/cancelled/expired	(2,975,000)	0.25

Outstanding at December 31, 2018	2,570,000	0.28	3.47	$16,675
Granted	-0-	-0-
Exercised	(50,000)	0.17
Forfeited/cancelled/expired	(200,000)	0.25

Outstanding at June 30, 2019	2,320,000	$0.28	3.02	$4,550

Vested and exercisable at June 30, 2019	1,497,500	$0.26	2.80	$4,550

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019.

The total number of shares vesting and the fair value of shares vesting for the six month periods ended June 30, 2019 and June 30, 2018, respectively, was:

Fair value of options vesting for the period ended	Number of options vested	Fair value of options vested
June 30, 2019	710,000	$146,650
June 30, 2018	550,000	$108,996

Cash received for stock option exercises for the six month periods ended June 30, 2019 and June 30, 2018 was $8,500 and $45,000, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the six month periods ended June 30, 2019 and June 30, 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

The following table summarizes information concerning options outstanding at June 30, 2019:

Awards breakdown by price range at June 30, 2019
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	100,000	0.72	$0.18	100,000	0.72	$0.18
0.21	to	0.30	1,495,000	3.02	0.26	1,210,000	2.89	0.25
0.31	to	0.50	725,000	3.32	0.34	187,500	3.32	0.34
0.00	to	0.50	2,320,000	3.02	$0.28	1,497,500	2.80	$0.26

The following table summarizes information concerning options outstanding at December 31, 2018:

Awards breakdown by price range at December 31, 2018
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	150,000	0.93	$0.17	150,000	0.93	$0.17
0.21	to	0.30	1,695,000	3.54	0.26	550,000	3.15	0.25
0.31	to	0.50	725,000	3.82	0.34	187,500	3.82	0.34
0.00	to	0.50	2,570,000	3.47	$0.28	887,500	2.92	$0.25

The weighted average fair value (per share) of options granted during the six month period ended June 30, 2019 was $0.00 as no options were granted during the period and $0.23 during the six month period ended June 30, 2018. The Black Scholes option-pricing model was utilized to calculate these values.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

Below are the assumptions for the fair value of share-based payments for the six month period ended June 30, 2019 and the year ended December 31, 2018.

	Stock option assumptions for the period ended
Stock option assumptions	June 30, 2019	December 31, 2018
Risk-free interest rate	2.16%	2.91%
Expected dividend yield	0.0%	0.0%
Expected volatility	104.0%	111.0%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the period ended June 30,
	2019	2018
Stock options granted during the period	$-0-	$0.23

Stock options vested during the period	$0.21	$0.20

Stock options forfeited during the period	$0.21	$0.19

A summary of the status of the Company’s non-vested shares underlying stock options as of June 30, 2019 and changes during the six month period ended June 30, 2019 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2019	1,682,500	$0.24

Nonvested shares at June 30, 2019	822,500	$0.27

As of June 30, 2019, $165,963 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 15:	SUBSEQUENT EVENTS

Subsequent to June 30, 2019 the Company repaid $1,900,000 on its revolving Line of Credit.

On July 15, 2019, the Company entered into an Agreement and Plan of Merger with Anju Software, Inc., a Delaware Corporation (“Anju”). On July 16, 2019, stockholders of the Company representing at least a majority of the outstanding voting power of the Company’s capital stock (voting together as one class) provided their written consent approving and adopting the Merger Agreement, the Merger, and the other transactions contemplated thereby, which was delivered to Anju.  More detailed information can be found in the Current Report on Form 8-K that the Company filed with the Securities and Exchange Commission on July 16, 2019.

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent $2,101,484, which represents 17% of revenue, and $1,682,336, which represents 12% of revenue, on research and product development activities during the six months ended June 30, 2019 and June 30, 2018, respectively. The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2018 and the first six months of 2019 coupled with our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2019. We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing our marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The six months ended June 30, 2019 compared to the six months ended June 30, 2018

RESULTS OF OPERATIONS

A summarized version of our results of operations for the six months ended June 30, 2019 and June 30, 2018 is included in the table below.

Summarized Statement of Operations
For the six months ended
June 30,
		% of		% of		%
	2019	Revenues	2018	Revenues	Change	Change
Total revenues	$12,614,000		$13,490,125		$(876,125)	(6.5)%

Cost of goods sold	2,316,485	18.4%	2,311,178	17.1%	5,307	0.2%

Gross margin	10,297,515	81.6%	11,178,947	82.9%	(881,432)	(7.9)%

Salaries, benefits and related taxes	7,366,535	58.4%	7,211,505	53.5%	155,030	2.1%
Rent	634,520	5.0%	593,148	4.4%	41,372	7.0%
Consulting services	149,179	1.2%	164,120	1.2%	(14,941)	(9.1)%
Legal and professional fees	460,427	3.7%	308,872	2.3%	151,555	49.1%
Other expenses	841,414	6.7%	895,654	6.6%	(54,240)	(6.1)%
Selling, general and administrative	900,567	7.1%	913,050	6.8%	(12,483)	(1.4)%
Total operating expenses	10,352,642	82.1%	10,086,349	74.8%	266,293	2.6%

Operating income/(loss)	(55,127)	(0.4)%	1,092,598	8.1%	(1,147,725)	(105.0)%

Interest expense	(555,255)	(4.4)%	(640,865)	(4.8)%	85,610	13.4%
Interest income	8	0.0%	9	0.0%	(1)	(11.1)%
Change in derivatives	(1,544,875)	(12.2)%	1,758,413	13.0%	(3,303,288)	(187.9)%
Transaction gain/(loss)	(28,896)	(0.2)%	(85,856)	(0.6)%	56,960	66.3%

Income/(loss) before income taxes and dividends	(2,184,145)	(17.3)%	2,124,299	15.7%	(4,308,444)	(202.8)%
Income tax (expense)	(74,989)	(0.6)%	(1,035)	0.0%	(73,954)	(7,145.3)%
Net income/(loss) attributable to common stockholders	$(2,259,134)	(17.9)%	$2,123,264	15.7%	$(4,382,398)	(206.4)%

The table below provides a comparison of our recognized revenues for the six months ended June 30, 2019 and June 30, 2018.

	For the six months ended
Revenue activity	June 30, 2019		June 30, 2018		$ Change	% Change
Set-up fees	$1,674,550	13.3%	$1,990,187	14.8%	$(315,637)	(15.9)%
Change orders	608,318	4.8%	769,711	5.7%	(161,393)	(21.0)%
Maintenance	2,784,334	22.1%	2,782,358	20.6%	1,976	0.1%
Software licenses	5,360,283	42.5%	5,502,732	40.8%	(142,449)	(2.6)%
Professional services	1,399,970	11.1%	1,510,209	11.2%	(110,239)	(7.3)%
Hosting	786,545	6.2%	934,928	6.9%	(148,383)	(15.9)%
Total	$12,614,000	100.0%	$13,490,125	100.0%	$(876,125)	(6.5)%

Overall revenue decreased by $876,125 or 6.5% for the six months ended June 30, 2019 compared with revenue for the six months ended June 30, 2018. This decrease is primarily the result of decreases in set-up fees, change orders and hosting.

We recorded revenue of $8,751,625 including $3,266,437 from software licensing, $1,559,293 from set-up fees and $1,715,937 from maintenance revenues associated with TrialMaster during the six months ended June 30, 2019 compared with revenue of $9,076,913 that included $2,799,109 from software licensing, $1,989,822 in set-up fees and $1,855,903 in maintenance revenues during the six months ended June 30, 2018.

We recorded $426,293 in revenues associated with clients using the eClinical Suite during the six months ended June 30, 2019 compared with revenue of $585,201 for the six months ended June 30, 2018. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with maintenance services.

We recorded $322,722 in revenues in maintenance, $70,504 from software licensing and $29,400 from hosting activities associated with the eClinical Suite during the six months ended June 30, 2019 compared with revenue of $462,146 from maintenance, $94,055 from software licensing and $29,000 from hosting activities for the six months ended June 30, 2018. OmniComm announced that it would decommission its eClinical Suite hosting platform effective April 30, 2019, as many of the eClinical Suite clients utilizing these hosting services have transitioned to TrialMaster, the eClinical Suite studies have been completed or the studies have transitioned to another hosting platform. Currently there is one remaining client utilizing the hosting platform and we are finalizing the transition plan with the client.

We recorded revenue of $2,572,170 including $1,676,225 from software licensing and $528,042 for maintenance for clients utilizing our TrialOne EDC software for the six months ended June 30, 2019 compared with revenue of $3,471,071 including $2,537,218 from software licensing and $368,347 for maintenance for the six months ended June 30, 2018. TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $321,814 for the six months ended June 30, 2019 including $84,066 from software licensing and $77,681 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $314,828 for the six months ended June 30, 2018 including $32,603 from software licensing and $95,962 from maintenance.

We recorded revenue of $542,098 from our other products for the six months ended June 30, 2019 compared to revenue of $42,112 for our other products for the six months ended June 30, 2018.

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

Our top five customers accounted for approximately 27% of our revenues during the six month period ended June 30, 2019 and approximately 32% of our revenues during the six month period ended June 30, 2018. One customer accounted for approximately 7% of our revenues during the six month period ended June 30, 2019. One customer accounted for approximately 11% of our revenues during the six month period ended June 30, 2018. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

We currently have business operations in Southampton, England; Leiden, the Netherlands; Bonn, Germany; Barcelona, Spain; Tokyo, Japan; Beijing, China; and Bengaluru, India, and our international customers, who are principally located in Europe and East Asia, accounted for approximately 34% of our total revenues for the six month period ended June 30, 2019 and approximately 31% of our total revenues for the six month period ended June 30, 2018.

One customer accounted for approximately 17% and another customer accounted for approximately 13% of our accounts receivables as of June 30, 2019. One customer accounted for approximately 20% and another customer accounted for approximately 10% of our accounts receivable as of December 31, 2018.

Cost of goods sold increased approximately 0.2% or $5,307 from $2,311,178 for the six months ended June 30, 2018 as compared to $2,316,485 for the six months ended June 30, 2019. Cost of goods sold were approximately 18% of revenues for the six months ended June 30, 2019 compared to approximately 17% for the six months ended June 30, 2018. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold increased during the six months ended June 30, 2019 primarily due to an increase in the costs associated with pass-through expenses. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 3% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in operating expenses is primarily the result of increases in salaries and related expenses, legal and professional fees and depreciation expenses partially offset by decreases in impairment, bad debt and travel expenses.

Salaries and related expenses were our biggest operating expense at 71% of total operating expenses for the six months ended June 30, 2019 compared to 71% of total operating expenses for the six months ended June 30, 2018. Salaries and related expenses increased by approximately 2% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The table below provides a summary of the significant components of salaries and related expenses by primary cost category.

	For the six months ended
Expense category	June 30, 2019	June 30, 2018	$ Change	% Change
OmniComm corporate operations	$5,294,254	$5,204,161	$90,093	1.7%
New Jersey operations office	556,846	560,518	(3,672)	(0.7)%
OmniComm Europe, GmbH	172,686	339,371	(166,685)	(49.1)%
OmniComm Ltd.	602,546	622,825	(20,279)	(3.3)%
OmniComm Spain S.L.	207,068	187,978	19,090	10.2%
OmniComm Systems B.V.	3,860	189,577	(185,717)	(98.0)%
OmniComm eClinical Solutions Pvt. Ltd.	256,659	-0-	256,659	n/a
Employee stock compensation	272,616	107,075	165,541	154.6%
Total salaries and related expenses	$7,366,535	$7,211,505	$155,030	2.1%

As of June 30, 2019, we employed 174 employees and consultants Company-wide as follows: 66 out of our headquarters in Fort Lauderdale, Florida, 7 out of a regional operating office in Somerset, New Jersey, 25 in remote locations throughout the United States. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 19 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 16 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 3 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 2 in the Netherlands and 2 in Japan. Our wholly-owned subsidiary, OmniComm eClinical Solutions Pvt. Ltd., formed in July 2018, employs 34 in the Bengaluru, India. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

During the six months ended June 30, 2019 and the six months ended June 30, 2018 we incurred $272,616 and $107,075, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, (“ASC 718”) which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 7% during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The table below details the significant portions of our rent expense. Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2018 we added a new co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2020. We terminated our lease for office space for a regional operating office in New Jersey on June 30, 2019. The employees began working remotely beginning on July 1, 2019. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm eClinical Solutions Pvt. Ltd. subsidiary leases office space in Bengaluru, India under the terms of a lease that expires in May 2023. The Company currently operates its office space for our OmniComm Systems B.V, in the Netherlands under the terms of an agreement that expires in October 2019. Our Fort Lauderdale corporate office lease expires in February 2023. Our offices in Barcelona, Spain and Tokyo, Japan are administered under service agreements that include the use of office space and other services. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the six months ended June 30, 2019 was a decrease in expense of $1,575 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $5,159 for the six months ended June 30, 2018.

	For the six months ended
Expense category	June 30, 2019	June 30, 2018	$ Change	% Change
Corporate office	$214,819	$212,572	$2,247	1.1%
Co-location and disaster recovery facilities	252,155	275,278	(23,123)	(8.4)%
New Jersey operations office	35,061	26,296	8,765	33.3%
OmniComm Europe, GmbH	38,409	42,974	(4,565)	(10.6)%
OmniComm Ltd.	35,577	31,742	3,835	12.1%
OmniComm Spain S.L.	6,373	5,948	425	7.1%
OmniComm Systems B.V.	837	3,497	(2,660)	(76.1)%
OmniComm eClinical Solutions Pvt. Ltd.	52,864	-0-	52,864	n/a
Straight-line rent expense	(1,575)	(5,159)	3,584	69.5%
Total	$634,520	$593,148	$41,372	7.0%

Consulting services expense decreased to $149,179 for the six months ended June 30, 2019 compared with $164,120 for the six months ended June 30, 2018. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Expenses for both categories decreased year over year. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the six months ended
Expense category	June 30, 2019	June 30, 2018	$ Change	% Change
Sales and marketing	$26,528	$26,581	$(53)	(0.2)%
Product development	122,651	137,539	(14,888)	(10.8)%
Total	$149,179	$164,120	$(14,941)	(9.1)%

Legal and professional fees increased approximately 49% for the six months ended June 30, 2019 compared with the six months ended June 30, 2018. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the six months ended June 30, 2019 and June 30, 2018, respectively.

	For the six months ended
Expense category	June 30, 2019	June 30, 2018	$ Change	% Change
Financial advisory	$50,000	$27,633	$22,367	80.9%
Audit and related	51,753	41,722	10,031	24.0%
Accounting services	109,743	110,971	(1,228)	(1.1)%
Legal-employment related	22,928	10,148	12,780	125.9%
Legal-financial related	216,631	92,854	123,777	133.3%
General legal	9,372	25,544	(16,172)	(63.3)%
Total	$460,427	$308,872	$151,555	49.1%

Selling, general and administrative expenses (“SG&A”) decreased by $12,483 or approximately 1% from $913,050 for the six months ended June 30, 2018 compared to $900,567 for the six months ended June 30, 2019. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida; Somerset, New Jersey; Southampton, England; Barcelona, Spain; Bonn, Germany; Leiden, the Netherlands; Tokyo, Japan and Bengaluru, India on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

During the six months ended June 30, 2019 we recognized a reduction in bad debt expense of $50,112 compared to bad debt expense of $26,252 for the six months ended June 30, 2018. This change was primarily the result of a decrease in aged receivable balances that allowed us to decrease our reserve. During the remainder of 2019 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure. We have been very successful in managing and collecting our outstanding accounts receivable. We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2019.

Interest expense was $555,255 for the six months ended June 30, 2019 compared to $640,865 for the six months ended June 30, 2018, a decrease of $85,610. Interest incurred to related parties was $382,331 during the six months ended June 30, 2019 and $453,080 for the six months ended June 30, 2018. Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense decreased year over year primarily due to the repayment of outstanding debt. The table below provides detail on the significant components of interest expense for the six months ended June 30, 2019 and June 30, 2018.

	For the six months ended
Debt description	June 30, 2019	June 30, 2018	$ Change	% Change
Accretion of discount from derivatives	$80,760	$109,035	$(28,275)	(25.9)%
August 2008 convertible notes	87,773	95,211	(7,438)	(7.8)%
December 2008 convertible notes	249,929	249,929	-0-	0.0%
General interest	80,262	106,356	(26,094)	(24.5)%
Related party notes payable	56,531	80,334	(23,803)	(29.6)%
Total	$555,255	$640,865	$(85,610)	(13.4)%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016. We recorded a net unrealized loss of $1,544,875 during the six month period ended June 30, 2019 compared with a net unrealized gain of $1,758,413 during the six month period ended June 30, 2018. The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date. These non-cash gains and losses have materially impacted our results of operations during the six month periods ended June 30, 2019 and June 30, 2018 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The below table contains the cumulative arrearage for each series of preferred stock as of June 30, 2019.

Series of Preferred Stock	Cumulative Arrearage
Series B	$609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

The three months ended June 30, 2019 compared to the three months ended June 30, 2018

RESULTS OF OPERATIONS

A summarized version of our results of operations for the three months ended June 30, 2019 and June 30, 2018 is included in the table below.

Summarized Statement of Operations
For the three months ended
June 30,
		% of		% of		%
	2019	Revenues	2018	Revenues	Change	Change
Total revenues	$6,898,181		$6,299,653		$598,528	9.5%

Cost of goods sold	1,192,585	17.3%	1,099,677	17.5%	92,908	8.4%

Gross margin	5,705,596	82.7%	5,199,976	82.5%	505,620	9.7%

Salaries, benefits and related taxes	3,704,103	53.7%	3,552,165	56.4%	151,938	4.3%
Rent	322,721	4.7%	303,814	4.8%	18,907	6.2%
Consulting services	98,352	1.4%	38,584	0.6%	59,768	154.9%
Legal and professional fees	328,664	4.8%	87,620	1.4%	241,044	275.1%
Other expenses	449,071	6.5%	527,037	8.4%	(77,966)	(14.8)%
Selling, general and administrative	460,034	6.7%	503,294	8.0%	(43,260)	(8.6)%
Total operating expenses	5,362,945	77.8%	5,012,514	79.6%	350,431	7.0%

Operating income/(loss)	342,651	5.0%	187,462	3.0%	155,189	82.8%

Interest expense	(285,876)	(4.1)%	(324,504)	(5.2)%	38,628	11.9%
Interest income	4	0.0%	4	0.0%	-0-	0.0%
Change in derivatives	(961,218)	(13.9)%	1,729,997	27.5%	(2,691,215)	(155.6)%
Transaction gain/(loss)	(13,170)	(0.2)%	(63,178)	(1.0)%	50,008	79.2%

Income/(loss) before income taxes and dividends	(917,609)	(13.3)%	1,529,781	24.3%	(2,447,390)	160.0%
Income tax (expense)	(75,000)	(1.1)%	-0-	0.0%	(75,000)	n/a
Net income/(loss) attributable to common stockholders	$(992,609)	(14.4)%	$1,529,781	24.3%	$(2,522,390)	(164.9)%

The table below provides a comparison of our recognized revenues for the three months ended June 30, 2019 and June 30, 2018.

	For the three months ended
Revenue activity	June 30, 2019		June 30, 2018		$ Change	% Change
Set-up fees	$863,196	12.5%	$781,633	12.4%	$81,563	10.4%
Change orders	389,696	5.6%	349,631	5.6%	40,065	11.5%
Maintenance	1,371,091	19.9%	1,412,267	22.4%	(41,176)	(2.9)%
Software licenses	3,060,153	44.4%	2,233,332	35.5%	826,821	37.0%
Professional services	796,239	11.5%	1,079,126	17.1%	(282,887)	(26.2)%
Hosting	417,806	6.1%	443,664	7.0%	(25,858)	(5.8)%
Total	$6,898,181	100.0%	$6,299,653	100.0%	$598,528	9.5%

Overall revenue increased by $598,528 or 9.5% for the three months ended June 30, 2019 compared with revenue for the three months ended June 30, 2018. This increase is primarily the result of an increase in software licenses.

We recorded revenue of $4,805,492 including $1,929,114 from software licensing, $793,896 from set-up fees and $870,208 from maintenance revenues associated with TrialMaster during the three months ended June 30, 2019 compared with revenue of $4,223,814 that included $1,234,548 from software licensing, $781,268 in set-up fees and $980,823 in maintenance revenues during the three months ended June 30, 2018.

We recorded $202,927 in revenues associated with clients using the eClinical Suite during the three months ended June 30, 2019 compared with revenue of $230,277 for the three months ended June 30, 2018. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with maintenance services.

We recorded $143,116 in revenues in maintenance, $39,045 from software licensing and $17,100 from hosting activities associated with the eClinical Suite during the three months ended June 30, 2019 compared with revenue of $183,106 from maintenance, $33,671 from software licensing and $13,500 from hosting activities for the three months ended June 30, 2018. OmniComm announced that it would decommission its eClinical Suite hosting platform effective April 30, 2019, as many of the eClinical Suite clients utilizing these hosting services have transitioned to TrialMaster, the eClinical Suite studies have been completed or the studies have transitioned to another hosting platform. Currently there is one remaining client utilizing the hosting platform and we are finalizing the transition plan with the client.

We recorded revenue of $1,382,083 including $841,649 from software licensing and $251,122 for maintenance for clients utilizing our TrialOne EDC software for the three months ended June 30, 2019 compared with revenue of $1,646,579 including $914,292 from software licensing and $206,005 for maintenance for the three months ended June 30, 2018. TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $159,366 for the three months ended June 30, 2019 including $50,558 from software licensing and $33,756 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $166,870 for the three months ended June 30, 2018 including $21,073 from software licensing and $42,333 from maintenance.

We recorded revenue of $348,313 from our other products for the three months ended June 30, 2019 compared to revenue of $32,112 for our other products for the three months ended June 30, 2018.

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

Our top five customers accounted for approximately 31% of our revenues during the three month period ended June 30, 2019 and approximately 33% of our revenues during the three month period ended June 30, 2018. One customer accounted for approximately 7% of our revenues during the three month period ended June 30, 2019. One customer accounted for approximately 11% of our revenues during the three month period ended June 30, 2018. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

We currently have business operations in Southampton, England; Leiden, the Netherlands; Bonn, Germany; Barcelona, Spain; Tokyo, Japan; Beijing, China; and Bengaluru, India, and our international customers, who are principally located in Europe and East Asia, accounted for approximately 35% of our total revenues for the three month period ended June 30, 2019 and approximately 32% of our total revenues for the three month period ended June 30, 2018.

One customer accounted for approximately 17% and another customer accounted for approximately 13% of our accounts receivables as of June 30, 2019. One customer accounted for approximately 20% and another customer accounted for approximately 10% of our accounts receivable as of December 31, 2018.

Cost of goods sold increased approximately 8% or $92,908 from $1,099,677 for the three months ended June 30, 2018 as compared to $1,192,585 for the three months ended June 30, 2019. Cost of goods sold were approximately 17% of revenues for the three months ended June 30, 2019 compared to approximately 17% for the three months ended June 30, 2018. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold increased during the three months ended June 30, 2019 primarily due to an increase in the costs associated with producing clinical trials on behalf of our clients. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 7% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in operating expenses is primarily the result of an increase in legal and professional fees and salaries and related expenses partially offset by decreases in impairment charges and bad debt expenses.

Salaries and related expenses were our biggest operating expense at 69% of total operating expenses for the three months ended June 30, 2019 compared to 71% of total operating expenses for the three months ended June 30, 2018. Salaries and related expenses increased by approximately 4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The table below provides a summary of the significant components of salaries and related expenses by primary cost category.

	For the three months ended
Expense category	June 30, 2019	June 30, 2018	$ Change	% Change
OmniComm corporate operations	$2,701,880	$2,581,107	$120,773	4.7%
New Jersey operations office	254,333	263,644	(9,311)	(3.5)%
OmniComm Europe, GmbH	72,447	171,247	(98,800)	(57.7)%
OmniComm Ltd.	280,641	292,259	(11,618)	(4.0)%
OmniComm Spain S.L.	114,415	87,987	26,428	30.0%
OmniComm Systems B.V.	1,927	105,372	(103,445)	(98.2)%
OmniComm eClinical Solutions Pvt. Ltd.	136,381	-0-	136,381	n/a
Employee stock compensation	142,079	50,549	91,530	181.1%
Total salaries and related expenses	$3,704,103	$3,552,165	$151,938	4.3%

As of June 30, 2019, we employed 174 employees and consultants Company-wide as follows: 66 out of our headquarters in Fort Lauderdale, Florida, 7 out of a regional operating office in Somerset, New Jersey, 25 in remote locations throughout the United States. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 19 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 16 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 3 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 2 in the Netherlands and 2 in Japan. Our wholly-owned subsidiary, OmniComm eClinical Solutions Pvt. Ltd., formed in July 2018, employs 34 in the Bengaluru, India. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

During the three months ended June 30, 2019 and the three months ended June 30, 2018 we incurred $142,079 and $50,549, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, (“ASC 718”) which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 6% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The table below details the significant portions of our rent expense. Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2018 we added a new co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2020. We terminated our lease for office space for a regional operating office in New Jersey on June 30, 2019. The employees began working remotely beginning on July 1, 2019. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm eClinical Solutions Pvt. Ltd. subsidiary leases office space in Bengaluru, India under the terms of a lease that expires in May 2023. The Company currently operates its office space for our OmniComm Systems B.V, in the Netherlands under the terms of an agreement that expires in October 2019. Our Fort Lauderdale corporate office lease expires in February 2023. Our offices in Barcelona, Spain and Tokyo, Japan are administered under service agreements that include the use of office space and other services. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended June 30, 2019 was a decrease in expense of $1,521 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $4,598 for the three months ended June 30, 2018.

	For the three months ended
Expense category	June 30, 2019	June 30, 2018	$ Change	% Change
Corporate office	$108,034	$108,372	$(338)	(0.3)%
Co-location and disaster recovery facilities	126,046	145,493	(19,447)	(13.4)%
New Jersey operations office	21,913	13,148	8,765	66.7%
OmniComm Europe, GmbH	19,634	21,450	(1,816)	(8.5)%
OmniComm Ltd.	17,539	15,417	2,122	13.8%
OmniComm Spain S.L.	3,372	2,494	878	35.2%
OmniComm Systems B.V.	337	2,038	(1,701)	(83.5)%
OmniComm eClinical Solutions Pvt. Ltd.	27,367	-0-	27,367	n/a
Straight-line rent expense	(1,521)	(4,598)	3,077	66.9%
Total	$322,721	$303,814	$18,907	6.2%

Consulting services expense increased to $98,352 for the three months ended June 30, 2019 compared with $38,584 for the three months ended June 30, 2018. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Expenses for both categories increased year over year. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the three months ended
Expense category	June 30, 2019	June 30, 2018	$ Change	% Change
Sales and marketing	$18,252	$13,331	$4,921	36.9%
Product development	80,100	25,253	54,847	217.2%
Total	$98,352	$38,584	$59,768	154.9%

Legal and professional fees increased approximately 275% for the three months ended June 30, 2019 compared with the three months ended June 30, 2018. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended June 30, 2019 and June 30, 2018, respectively.

	For the three months ended
Expense category	June 30, 2019	June 30, 2018	$ Change	% Change
Financial advisory	$50,000	$-0-	$50,000	n/a
Audit and related	7,500	6,499	1,001	15.4%
Accounting services	62,482	51,037	11,445	22.4%
Legal-employment related	8,282	(513)	8,795	1,714.4%
Legal-financial related	200,400	25,878	174,522	674.4%
General legal	-0-	4,719	(4,719)	(100.0)%
Total	$328,664	$87,620	$241,044	275.1%

Selling, general and administrative expenses (“SG&A”) decreased by $43,260 or approximately 9% from $503,294 for the three months ended June 30, 2018 compared to $460,034 for the three months ended June 30, 2019. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida; Somerset, New Jersey; Southampton, England; Barcelona, Spain; Bonn, Germany; Leiden, the Netherlands; Tokyo, Japan and Bengaluru, India on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

During the three months ended June 30, 2019 we recognized a reduction in bad debt expense of $26,759 compared to bad debt expense of $29,639 for the three months ended June 30, 2018. This change was primarily the result of a decrease in aged receivable balances that allowed us to decrease our reserve. During the remainder of 2019 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure. We have been very successful in managing and collecting our outstanding accounts receivable. We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2019.

Interest expense was $285,876 for the three months ended June 30, 2019 compared to $324,504 for the three months ended June 30, 2018, a decrease of $38,628. Interest incurred to related parties was $192,222 during the three months ended June 30, 2019 and $227,662 for the three months ended June 30, 2018. Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense decreased year over year primarily due to the repayment of outstanding debt. The table below provides detail on the significant components of interest expense for the three months ended June 30, 2019 and June 30, 2018.

	For the three months ended
Debt description	June 30, 2019	June 30, 2018	$ Change	% Change
Accretion of discount from derivatives	$56,123	$54,517	$1,606	2.9%
August 2008 convertible notes	44,129	47,869	(3,740)	(7.8)%
December 2008 convertible notes	125,655	125,655	-0-	0.0%
General interest	31,547	56,074	(24,527)	(43.7)%
Related party notes payable	28,422	40,389	(11,967)	(29.6)%
Total	$285,876	$324,504	$(38,628)	(11.9)%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016. We recorded a net unrealized loss of $961,218 during the three month period ended June 30, 2019 compared with a net unrealized gain of $1,729,997 during the three month period ended June 30, 2018. The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date. These non-cash gains and losses have materially impacted our results of operations during the three month periods ended June 30, 2019 and June 30, 2018 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. At June 30, 2019, we had working capital deficit of $7,497,001.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	June 30, 2019	December 31, 2018	$ Change	% Change
Cash	$1,110,409	$1,440,524	$(330,115)	(22.9)%
Accounts receivable, net of allowance for doubtful accounts	6,467,749	6,175,277	292,472	4.7%
Prepaid expenses	342,050	384,212	(42,162)	(11.0)%
Other current assets	(67)	5,204	(5,271)	(101.3)%
Current assets	7,920,141	8,005,217	(85,076)	(1.1)%

Accounts payable and accrued expenses	1,799,853	2,070,158	(270,305)	(13.1)%
Line of Credit	1,900,000	-0-	1,900,000	n/a
Notes payable, current portion	277,576	-0-	277,576	n/a
Deferred revenue, current portion	7,404,492	6,457,319	947,173	14.7%
Capital lease liability	119,354	115,761	3,593	3.1%
Conversion feature liability, related parties	1,526,170	670,634	855,536	127.6%
Conversion feature liability	-0-	35,705	(35,705)	(100.0)%
Warrant liability, related parties	1,451,674	601,781	849,893	141.2%
Warrant liability	421,275	687,118	(265,843)	(38.7)%
Operating lease liability	516,748	-0-	516,748	n/a
Current liabilities	15,417,142	10,638,476	4,778,666	44.9%

Working capital (deficit)	$(7,497,001)	$(2,633,259)	$(4,863,742)	(184.7)%

Statement of Cash Flows Disclosure
	For the six months ended
	June 30, 2019	June 30, 2018	$ Change	% Change
Net cash provided by/(used in) operating activities	$864,021	$(684,517)	$1,548,538	226.2%
Net cash provided by/(used in) investing activities	(346,042)	(990,976)	644,934	65.1%
Net cash provided by/(used in) financing activities	(836,356)	1,634,454	(2,470,810)	(151.2)%

Net increase/(decrease) in cash and cash equivalents	(330,115)	(59,372)	(270,743)	(456.0)%

Changes in operating accounts	360,429	(1,692,656)	2,053,085	121.3%

Effect of non-cash transactions on cash and cash equivalents	$2,762,726	$(1,115,125)	$3,877,851	347.8%

Cash and Cash Equivalents

Cash and cash equivalents decreased by $330,115 to $1,110,409 at June 30, 2019 from $1,440,524 at December 31, 2018. The decrease is primarily comprised of a net loss of ($2,259,134), changes in working capital accounts of $360,429 and an increase from non-cash transactions of $2,762,726. During the six months ended June 30, 2019 we had investing activities of ($346,042). We had financing activities that included repayments of $1,000,000 to our revolving line of credit, repayments of $437,500 to notes payable, proceeds of $650,000 from warrant exercises, proceeds of $8,500 from option exercises and payments of $57,356 for finance leases during the six month period ended June 30, 2019.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2019:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years	2-3 Years	3+ Years
Promissory notes (1)	$320,000	$320,000	(2)	$-0-	$-0-	$-0-
Convertible notes (1)	5,770,000	-0-		-0-	-0-	5,770,000	(3)
Lines of credit (4)	1,900,000	1,900,000		-0-	-0-	-0-
Operating lease obligations (5)	1,532,001	607,395		340,734	335,101	248,771	(6)
Capital lease obligations (7)	233,494	119,354		114,140	-0-	-0-
Total	$9,755,495	$2,946,749		$454,874	$335,101	$6,018,771

1.	Amounts do not include interest to be paid.
2.	Includes $320,000 in 10% notes payable that mature in April 2020.
3.	Includes $4,000,000 in 12% convertible notes and $1,770,000 in 10% convertible notes that mature in April 2023.
4.	Includes $1,900,000 due on the revolving Line of Credit with The Northern Trust Company.
5.

Includes office lease obligations for our Corporate Office in Florida, our co-location and disaster recovery locations in Ohio, Florida and Germany, our office in England, our office in the Netherlands, our European headquarters in Germany and our office in India.

6.	Includes office lease obligations through 2023.
7.	Includes capital lease obligations for hardware located in our co-location sites in Ohio and Germany.

Leases

We had operating lease assets of $1,249,907 and operating lease liabilities of $1,350,457 as of June 30, 2019.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

On June 30, 2016, the Company issued promissory notes in the principal amount of $420,000 and warrants to purchase 1,680,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 10% per annum and have a maturity date of April 1, 2020. On June 26, 2019, the Company repaid $100,000 to one of the lenders.

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017, the Company repaid $90,000 to one of the lenders. On December 31, 2018, the Company repaid $145,000 to one of the lenders. On June 30, 2019, the Company repaid the remaining $137,500 to the lender.

On April 7, 2017, the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At June 30, 2019, $1,900,000 was outstanding on the Line of Credit at an interest rate of 4.50%.

On June 30, 2017, the Company and the holder extended the maturity date of $200,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021. The $200,000 of convertible debentures was repaid in full on June 30, 2019.

On June 30, 2019, the Company and Mr. Wit extended the maturity date of $4,000,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2023. The expiration date of the warrants associated with the debentures was also extended to April 1, 2023.

On June 30, 2019, the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2023. The expiration date of the warrants associated with the debentures was also extended to April 1, 2023.

During the next twelve months we expect promissory notes in the aggregate amount of $320,000 to mature. As of June 30, 2019 our Line of Credit had a balance of $1,900,000. The Line of Credit has a maturity date of April 7, 2020.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company, $1,900,000 of which is outstanding as of June 30, 2019, or short-term bridge loans, we do not have any additional sources of working capital.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2019, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2019, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2019, the Company issued 800,000 shares of common stock to Mr. Wit, our Executive Chairman, upon the exercise of 800,000 warrants with an exercise price of $0.25 per share for an aggregate purchase price of $200,000.

On April 30, 2019, the Company issued 50,000 shares of common stock to an employee upon the exercise of 50,000 options granted under the 2009 Equity Incentive Plan with an exercise price of $0.17 per share for an aggregate purchase price of $8,500.

On June 30, 2019, the Company and Mr. Wit extended the maturity date of $5,770,000 convertible debentures and extended the expiration date of the warrants to purchase an aggregate amount of 11,540,000 shares of common stock for an exercise price of $0.60 per share, originally issued in connection with the convertible debentures, to April 1, 2023.

The securities described above in this section were issued in reliance upon the exemption from the registration requirements of the Securities Act as set forth in Section 4(a)(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relating to sales by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.39*†	Form of Promissory Note and Schedule of Substantially Identical Promissory Notes
10.40*†	Form of Extension of Maturity Date of Convertible Debenture and Schedule of Substantially Identical Extensions of Maturity Date of Convertible Debenture
10.45*†	Form of Common Stock Purchase Warrant and Schedule of Substantially Identical Common Stock Purchase Warrants
10.52*	Termination of Lease Agreement, (Somerset, NJ) dated June 30, 2019
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith
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

Dated: August 14, 2019

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit

Cornelis F. Wit, Executive Chairman

(Principal Executive Officer)

By: /s/ Thomas E. Vickers

Thomas E. Vickers, Chief Financial Officer

(Principal Financial Officer)